Form 10-Q
period 1996-03-31
TATHAM OFFSHORE INC
filed 1996-05-15
CIK 913358

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                          COMMISSION FILE NO. 0-22892

                             TATHAM OFFSHORE, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                         76-0269967
     (State or Other Jurisdiction                            (I.R.S. Employer
   of Incorporation or Organization)                        Identification No.)

                                   600 TRAVIS
                                   SUITE 7400
                             HOUSTON, TEXAS  77002
          (Address of principal executive offices, including zip code)

                                 (713) 224-7400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                             -----

         As of May 14, 1996, there were outstanding 25,120,948 shares of common stock, par value $0.01 per share, of the Registrant.

================================================================================

                      TATHAM OFFSHORE, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS


                                                                                            Page
                                                                                            ----
PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheet as of March 31, 1996 (unaudited) and June 30, 1995  . . . . .  3
   Unaudited Consolidated Statement of Operations for the Three and Nine Months
     Ended March 31, 1996 and 1995, respectively  . . . . . . . . . . . . . . . . . . . . .  4
   Unaudited Consolidated Statement of Cash Flows for the Nine Months
     Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
   Consolidated Statement of Stockholders' Equity (Deficit) for the
     Nine Months Ended March 31, 1996 (unaudited)   . . . . . . . . . . . . . . . . . . . .  6
   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . .  7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . 14


PART II.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

   Legal Proceedings
   Changes in Securities
   Defaults Upon Senior Securities
   Submission of Matters to a Vote of Security Holders
   Other Information
   Exhibits and Reports on Form 8-K

                      TATHAM OFFSHORE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                     March 31,          June 30,
                                                                       1996               1995
                                                                    (unaudited)
                    ASSETS

Current assets:
   Cash and cash equivalents                                        $      4,472      $     3,864
   Accounts receivable from joint venture partners                           367            3,462
   Receivable from affiliates                                              1,676           16,271
   Prepaid expenses                                                        2,070              204
                                                                    ------------      -----------
      Total current assets                                                 8,585           23,801
                                                                    ------------      -----------
Oil and gas properties:
   Oil and gas properties, at cost, using
    successful efforts method                                             75,837           66,986
   Less - accumulated depreciation, depletion,
    amortization and impairment                                            4,349            3,544
                                                                    ------------      -----------
      Oil and gas properties, net                                         71,488           63,442
                                                                    ------------      -----------
Oil and gas properties held for sale (Note 3)                                -              7,387
Prepaid expenses                                                          12,233              -
Other assets                                                                  90               90
                                                                    ------------      -----------
      Total assets                                                  $     92,396      $    94,720
                                                                    ============      ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued liabilities                         $      2,959      $     9,744
   Accounts payable to affiliates                                          6,851            2,298
   Notes payable                                                             -             10,468
   Note payable to affiliate                                               1,734             -
   Other current liabilities                                               3,026              718
                                                                    ------------      -----------
      Total current liabilities                                           14,570           23,228

Deferred income (Note 3)                                                     -             30,000
Long-term debt to affiliate                                               60,000           60,000
Other noncurrent liabilities                                               9,009            1,512
                                                                    ------------      -----------
                                                                          83,579          114,740
                                                                    ------------      -----------
Stockholders' equity (deficit):
   Preferred stock, $0.01 par value, 110,000,000 and
     10,000,000 shares authorized as of March 31, 1996
     and June 30, 1995, respectively, 7,500 shares issued
     and outstanding at March 31, 1996                                       -                -
   Common stock, $0.01 par value, 250,000,000 and 100,000,000 shares authorized as of March 31, 1996 and June 30, 1995,
     respectively, 25,120,948 and 25,000,000 shares issued and
     outstanding at March 31, 1996 and June 30, 1995, respectively           251              250
   Warrants outstanding to purchase shares of Convertible
     Exchangeable Preferred Stock                                         11,292              -
   Additional paid-in capital                                             52,691           44,987
   Accumulated deficit                                                   (55,417)         (65,257)
                                                                    ------------      -----------
                                                                           8,817          (20,020)
                                                                    ------------      -----------
      Total liabilities and stockholders' equity (deficit)          $     92,396      $    94,720
                                                                    ============      ===========

   The accompanying notes are an integral part of this financial statement.

                      TATHAM OFFSHORE, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                            Three Months               Nine Months
                                                          Ended March 31,           Ended March 31,
                                                       ---------------------     ---------------------
                                                         1996         1995         1996        1995
Revenue:
   Oil and gas sales                                   $   5,900    $  2,742     $ 11,109     $  4,909
                                                       ---------    --------     --------     --------

Costs and expenses:
   Production and operating expenses                       2,313       4,366       11,068        9,713
   Exploration expenses                                      101       2,331          333       10,005
   Depreciation, depletion and amortization                  460         149          840          802
   Management fee and general and administrative
      expenses allocated from affiliate                      916         733        3,476        3,473
   General and administrative expenses                       562       1,334        1,980        1,299
                                                       ---------    --------     --------     --------
                                                           4,352       8,913       17,697       25,292
                                                       ---------    --------     --------     --------

Operating income (loss)                                    1,548      (6,171)      (6,588)     (20,383)
Interest income                                               32         151           75          790
Gain on sale of oil and gas properties (Note 3)           11,322          (4)      22,641        1,496
Interest and other financing costs                           -          (483)        (256)      (1,471)
Interest expense - affiliate                              (2,239)     (1,739)      (6,032)      (5,303)
                                                       ---------    --------     --------     --------

Net income (loss)                                      $  10,663    $ (8,246)    $  9,840     $(24,871)
                                                       =========    ========     ========     ========

Net income (loss) available
   to common shareholders                              $  10,551    $ (8,246)    $  9,728     $(24,871)
                                                       =========    ========     ========     ========

Net income (loss) per share:
   Primary                                             $    0.42    $  (0.33)    $   0.39      $ (0.99)
                                                       =========    ========     ========     ========
   Fully diluted                                       $    0.33    $  (0.33)    $   0.36      $ (0.99)
                                                       =========    ========     ========     ========


   The accompanying notes are an integral part of this financial statement.

                      TATHAM OFFSHORE, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                     Nine Months Ended
                                                                         March 31,
                                                              -------------------------------
                                                                  1996               1995
Cash flows from operating activities:
   Net income (loss)                                             $   9,840         $  (24,871)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation, depletion and amortization                         840                802
      Amortization of debt issue costs                                  -                 591
      Gain on sale of oil and gas properties                       (22,641)            (1,496)
      Other                                                            997                -
      Changes in operating working capital:
         Decrease (increase) in accounts receivable from joint
           venture partners                                          3,095             (2,810)
         Increase in receivable from affiliates                       (404)              (509)
         Decrease (increase) in prepaid expenses                        71                (83)
         (Decrease) increase in accounts payable,
           accrued liabilities and other current liabilities        (6,477)            17,620
         Increase (decrease) in accounts payable to affiliates       6,287             (5,301)
                                                                 ---------         ----------
           Net cash used in operating activities                    (8,392)           (16,057)
                                                                 ---------         ----------

Cash flows from investing activities:
   Additions to oil and gas properties                              (6,823)           (26,614)
   Proceeds from sale of oil and gas properties                     15,000              1,619
                                                                 ---------         ----------
           Net cash provided by (used in) investing activities       8,177            (24,995)
                                                                 ---------         ----------

Cash flows from financing activities:
   Proceeds from notes payable to affiliate                          8,000                -
   Repayment of notes payable to affiliate                          (8,000)               -
   Repayment of notes payable                                      (10,468)            (3,333)
   Proceeds of offering of Warrants, net of
      underwriting fees and commissions                             12,060                -
   Offering costs of Warrants                                         (769)               -
   Debt issue costs                                                     -                (183)
                                                                 ---------         ----------
           Net cash provided by (used in) financing activities         823             (3,516)
                                                                 ---------         ----------

Net increase (decrease) in cash and cash equivalents                   608            (44,568)
Cash and cash equivalents at beginning of year                       3,864             48,875
                                                                 ---------         ----------
Cash and cash equivalents at end of period                       $   4,472         $    4,307
                                                                 =========         ==========


Cash paid for interest                                           $   6,100       $      6,184


   The accompanying notes are on integral part of this financial statement.

                      TATHAM OFFSHORE, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)



                                                                                  Warrants
                                                                                 outstanding
                                                                             to purchase shares
                               Preferred Stock         Common Stock            of Convertible
                           ----------------------   ----------------------       Exchangeable   Additional
                           Number of                 Number of                    Preferred      paid-in    Accumulated
                            Shares     Par Value      Shares      Par Value         Stock        capital      deficit       Total
                           ---------   ---------     ---------    ---------    ---------------  ----------  ------------  ---------
Balance, June 30, 1995         -       $   -          25,000       $  250         $    -         $ 44,987   $ (65,257)   $ (20,020)

Issuance of preferred stock
   (unaudited)                 8           -              -            -               -            7,500         -          7,500

Issuance of common
   stock (unaudited)           -           -             121            1              -              204         -            205


Offering of Warrants,
   net (unaudited)             -           -              -            -            11,292            -            -        11,292


Net income for the nine
   months ended March 31,
   1996 (unaudited)            -           -              -            -               -              -         9,840        9,840
                            ----       -------        -------      ------         --------       --------   ---------     --------
Balance, March 31, 1996
   (unaudited)                 8       $   -          25,121       $  251         $ 11,292       $ 52,691   $ (55,417)    $  8,817
                            ====       =======        ======       ======         ========       ========   =========     ========


   The accompanying notes are an integral part of this financial statement.

                    TATHAM OFFSHORE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION:

Tatham Offshore, Inc. ("Tatham Offshore" or the "Company") is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf"). The Company is an approximately 40% owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company, which, through its affiliates, has operations and services in oil and gas gathering and transmission, technology and engineering services, geological and geophysical technology, gas processing and liquids marketing, oil and gas marketing and, through the Company and other affiliates, oil and gas exploration, development and production.

In August 1995, the Company formed a wholly-owned subsidiary, Tatham Offshore (Jersey) Ltd. ("TOJ"), incorporated in the Island of Jersey, to pursue certain international opportunities.

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, the statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the period covered by such statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

NOTE 2 -- EARNINGS PER SHARE:

Primary earnings (loss) per share is computed by dividing common equity in net income (loss) by the weighted average number of shares and common stock equivalents outstanding during the period. The weighted average number of shares outstanding for purposes of computing primary earnings (loss) per share were 25,120,948 shares and 25,000,000 shares for the three months ended March 31, 1996 and 1995, respectively. The weighted average number of shares outstanding for purposes of computing primary earnings (loss) per share for the nine months ended March 31, 1996 and 1995 were 25,061,134 shares and 25,000,000 shares, respectively. Fully diluted earnings per share assumes the exercise of certain outstanding warrants and other convertible securities. The weighted average number of shares outstanding for purposes of computing fully diluted earnings (loss) per share for the three months ended March 31, 1996 and 1995 were 31,790,296 shares and 25,000,000 shares, respectively. The weighted average number of shares outstanding for purposes of computing fully diluted earnings (loss) per share for the nine months ended March 31, 1996 and 1995 were 27,268,081 shares and 25,000,000 shares, respectively. See Note 5.

NOTE 3 -- OIL AND GAS PROPERTIES:

Pursuant to a purchase and sale agreement dated June 30, 1995 (the "Purchase and Sale Agreement"), Tatham Offshore assigned, subject to certain reversionary interests, a 75% working interest in its Phar Lap (Shallow) (Viosca Knoll Block
817), a 50% working interest in its Spectacular Bid (Garden Banks Block 72) and a 50% working interest in its Spend A Buck (Garden Banks Block 117) properties (the "Assigned Properties") to Flextrend Development Company, L.L.C. ("Flextrend Development"). Flextrend Development is an operating subsidiary of Leviathan Gas Pipeline Partners, L.P. (the "Partnership") which is an effective 23.2% owned affiliate of DeepTech. Pursuant to the terms of the Purchase and Sale Agreement, the Company received $15.0 million at closing and an additional $15.0 million on August 15, 1995. Additionally, Flextrend Development has committed, subject to obtaining financing, to pay all of its working interest share of costs associated with the drilling and, if successful, completion of a minimum of five new wells, two on Phar Lap (Shallow), two on Spectacular Bid and one on Spend A Buck, and the completion and tie-back of one existing well located on Spend A Buck. Flextrend Development is entitled to retain all of the revenues attributable to such working interests until it has received net revenues equal to the Payout Amount (as defined below), whereupon the Company is entitled to receive a reassignment of its working interests, subject to reduction and conditions as discussed below. "Payout Amount" is defined as an amount equal to all costs incurred by Flextrend Development with respect to the working interest (including the $30.0 million paid to the Company) plus interest thereon at a rate of 15% per annum. Tatham Offshore and the Partnership have agreed that in the

                    TATHAM OFFSHORE, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                 (unaudited)

event the Company furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. After having an opportunity to review the initial production history from the properties, Flextrend Development may exercise either of the following options:
(i) to permanently retain 50% of the assigned working interest in either the Phar Lap (Shallow) property or the Spectacular Bid/Spend A Buck properties in exchange for forgiving 25% of the then existing Payout Amount, or (ii) to permanently retain 50% of the assigned working interest in all three properties in exchange for forgiving 50% of the then existing Payout Amount. In the event Flextrend Development elects to reduce the Payout Amount, it will become obligated to fund any further development costs attributable to the Company's portion of the working interests, such costs to be added to the Payout Amount. Otherwise, any further development costs will be funded by Flextrend Development on a discretionary basis, such costs to be added to the Payout Amount. Further, in the event Flextrend Development forgoes its right to permanently retain a working interest in all or a portion of the Assigned Properties, it will be entitled to recover from working interest revenues all future demand charges payable for platform access and processing, in their inverse order of maturity, prior to any reassignment to the Company. Tatham Offshore had the option at any time prior to the date the first well was spud to repay the initial amounts advanced plus transaction costs, with interest, and receive a reassignment of 100% of its working interests. As of June 30, 1995, the Company still had the option to repay the then outstanding Payout Amount and receive a reassignment of its working interests. Accordingly, the accompanying consolidated balance sheet as of June 30, 1995 reflects (i) a $15.0 million receivable from Flextrend Development, (ii) $7.4 million of oil and gas properties held for sale which represents the carrying basis of the subject properties and (iii) $30.0 million of deferred income which represents total cash proceeds to be received by the Company pursuant to the Purchase and Sale Agreement. During each of the quarters ended September 30, 1995 and March 31, 1996, the Company waived certain of its options to prepay the then existing Payout Amount and receive a reassignment of its working interests. As such, the Company recognized $22.6 million as a gain on the sale of oil and gas properties during the nine months ended March 31, 1996. Effective February 1, 1996, the Company entered into an agreement with the Partnership regarding certain transportation agreements that increased the amount recoverable from the Payout Amount by $7.5 million plus interest. See Note 6.

In December 1995, Flextrend Development initiated production from the Viosca Knoll Block 817 lease. In addition, Flextrend Development has drilled and is in the process of placing on production two wells on the Garden Banks Block 72 lease and is in the process of completing and placing on production an existing well at Garden Banks Block 117. As of March 31, 1996, the Payout Amount was approximately $65.8 million, comprised of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $31.4 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $4.7 million, reduced by revenues of $9.9 million.

During the nine months ended March 31, 1996, the Company conducted remedial operations to dislodge a pigging device from the flow lines at its Ewing Bank 914 #2 well and installed chemical injection lines at an aggregate cost of $3.2 million. Production from the Ewing Bank 914 #2 well was suspended for approximately six weeks during the remedial operations. In the month of January 1996, the Ewing Bank 914 #2 well produced an average of approximately 2,300 barrels of oil and 4.3 million cubic feet ("MMcf") of gas per day. In February 1996, the Ewing Bank 914 #2 well started to produce some water (increasing to approximately 48% of total production by May 10, 1996) resulting in a reduction of the hydrocarbon production. During the three months ended March 31, 1996, the Ewing Bank 914 #2 well produced an average of approximately 1,600 barrels of oil and 3.3 MMcf of gas per day. The well was producing at a rate of approximately 1,240 barrels of oil and 2.7 MMcf of gas per day on May 10, 1996.

In September 1995, the Company acquired an aggregate 25% working interest in Phar Lap (Shallow) (Viosca Knoll Block 817) and an approximate 12.5% working interest in the remainder of the Phar Lap Unit (collectively, the "Phar Lap Working Interest") from two industry partners for a total of $16.0 million in convertible production payments payable from 25% of the net cash flow from the Phar Lap Working Interest so acquired. The unpaid portion of the production payments is convertible into Tatham Offshore common stock at any time during the first five years at $8.00 per share. Under certain circumstances, the industry partners may require DeepTech to purchase

                    TATHAM OFFSHORE, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                 (unaudited)


the convertible production payments for an amount equal to 50% of the unrecovered portion thereof. Included in oil and gas properties and accounts payable and accrued liabilities on the accompanying consolidated balance sheet at March 31, 1996 is the estimated net present value of the convertible production payments payable of $2.0 million. In December 1995, production commenced from the Viosca Knoll 817 #A-1 well, the initial well for the Phar Lap (Shallow) project, which had been drilled and completed at a cost of approximately $6.7 million, $1.7 million net to the Company's 25% working interest. In January 1996, production commenced from the Viosca Knoll 817 #A-2 well which was drilled and completed at an estimated cost of $3.3 million, $0.8 million net to the Company's 25% working interest.

In February 1996, the operator of the Viosca Knoll 817 #A-3 well encountered difficulty in completing the drilling operations with respect to the well. The operator had substantially completed the drilling of the high angle production well bore when the drill pipe became lodged. Remedial efforts to remove the drill pipe were unsuccessful and the operator elected to temporarily abandon the well while preserving the unobstructed portion of the well bore for future completion in the 2,400 foot zone. A replacement well, the Viosca Knoll 817 #A-5 well, was drilled to access the Text. X-1 reservoir in which the operator had encountered approximately 108 feet of net gas pay in the Viosca Knoll 817 #A-3 well. In March 1996, the Viosca Knoll #A-5 well was completed at an estimated cost of $2.7 million, $0.7 million net to the Company's 25% working interest. Approximately $1.1 million of costs were incurred with respect to the Company's 25% working interest in the Viosca Knoll 817 #A-3 well.

NOTE 4 -- INDEBTEDNESS:

Notes payable

Prior to June 30, 1995, the Company converted approximately $12.8 million of its accounts payable into short-term promissory notes (the "Creditor Notes") of which $10.5 million remained outstanding at June 30, 1995. Of the amounts outstanding at June 30, 1995, $8.6 million bore interest at 12% per annum with the remaining portion bearing interest at 18% per annum. In August 1995, the Company paid all outstanding principal and interest due under the Creditor Notes. Interest expense related to the Creditor Notes totaled $0.3 million for the nine months ended March 31, 1996.

Notes payable to affiliates

In October 1995, DeepFlex Production Services, Inc. ("DeepFlex Services"), a wholly-owned subsidiary of DeepTech, entered into a bridge loan agreement (the "Bridge Loan") with Tatham Offshore. Pursuant to the terms of the Bridge Loan, DeepFlex Services agreed to make $12.5 million of interim bridge financing available for borrowing by the Company to fund a portion of the Company's working capital and capital requirements. All indebtedness outstanding under the Bridge Loan accrued interest at a rate of 15% per annum. Interest expense related to borrowings under the Bridge Loan totaled $0.2 million for the nine months ended March 31, 1996. The terms of the Bridge Loan required the Company to undertake the Offering (discussed in Note 5) or to implement another refinancing or asset disposition sufficient to repay the outstanding indebtedness under the Bridge Loan. In connection with the Bridge Loan (the "Bridge Commitment"), DeepTech agreed to defer until July 15, 1996 the payment of up to $4.0 million in management fees payable by Tatham Offshore under its management agreement with DeepTech. In addition, Tatham Offshore agreed to amend the Subordinated Notes to increase the interest rate from 11 3/4% to 13% per annum, effective July 1, 1997. Tatham Offshore borrowed a total of $8.0 million under the Bridge Loan. On January 31, 1996, DeepFlex Services subscribed for the purchase of 10,000,000 Warrants in connection with the Offering (Note 5) at a cost of $5.0 million, which was paid through the forgiveness of $5.0 million of principal and interest due under the Bridge Loan. In February 1996, Tatham Offshore used $3.1 million of Offering proceeds to repay in full the remaining principal and accrued interest outstanding under the Bridge Loan.

On November 1, 1995, the Company converted $1.7 million of its accounts payable to an affiliate into an unsecured promissory note (the "Affiliate Note") which bears interest at 14.5% per annum. Interest on the Affiliate Note is

                    TATHAM OFFSHORE, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                 (unaudited)


payable quarterly, beginning March 31, 1996. The principal is due and payable in six monthly installments, beginning on a date which is the earlier to occur of (i) November 1, 1997 or (ii) the last day of the calendar month in which the Company receives proceeds from the issuance of any preferred stock described in the Offering (Note 5) in a net total amount equal to or greater than $20.0 million. Interest expense related to the Affiliate Note totaled $0.1 million for the nine months ended March 31, 1996.

Long-term debt - affiliates

As of March 31, 1996, the Company had $60.0 million aggregate principal amount of Subordinated Notes outstanding, all of which was held by DeepTech. The Subordinated Notes are subordinate to all senior indebtedness of the Company, which would include any indebtedness outstanding under the Affiliate Note. The Subordinated Notes bear interest from the date of issuance at a rate of 11 3/4% per annum, payable quarterly in arrears; provided, however, that effective July 1, 1997, interest shall accrue at a rate of 13% per annum. Interest expense related to this borrowing totaled $5.3 million for the nine months ended March 31, 1996. The principal amount of the Subordinated Notes is payable in seven equal annual installments of approximately $8.6 million commencing August 1, 1999. At any time after August 1, 1999, Tatham Offshore may redeem in full, or may from time to time redeem in part, the Subordinated Notes, without penalty or premium, upon 90 days' prior written notice to the holders thereof. The holders of the Subordinated Notes have the option, at any time and from time to time, to convert all or any portion of the principal and accrued interest outstanding thereunder into common stock of Tatham Offshore at $10.00 per share, subject to adjustment under certain circumstances.

NOTE 5 -- STOCKHOLDERS' EQUITY:

On August 28, 1995, the Company filed a registration statement on Form S-8 with the Commission for the registration of 4,000,000 shares of common stock authorized for issuance upon exercise of options under the Company's Equity Incentive Plan (the "Incentive Plan") and 1,000,000 shares of common stock authorized for issuance upon exercise of options under the Company's Non-Employee Director Stock Option Plan. The Incentive Plan provides the Company the ability to issue a variety of awards pursuant to the plan including stock options, restricted stock and stock value equivalent awards.

In November 1995, the Company issued 120,948 shares of common stock to certain senior executives of DeepTech in connection with their deferred compensation arrangement discussed in Note 6.

The Company filed a registration statement with the Commission (the "Offering"), which was declared effective on December 26, 1995, relating to the granting to all holders of Tatham Offshore's common stock, on the record date, December 26, 1995, rights (the "Rights") to purchase up to 25,120,948 warrants (the "Warrants"). Each Right entitled the holder to subscribe to purchase one Warrant at the purchase price of $.50 per Warrant. Each Warrant entitles the holder thereof to purchase one share of any of (i) Series A 12% Convertible Exchangeable Preferred Stock, which has a liquidation preference of $1.50 per share ("Series A Preferred Stock") at any time prior to 5:00 p.m., New York time on July 1, 1996, (ii) Series B 8% Convertible Exchangeable Preferred Stock, which has a liquidation preference of $1.00 per share ("Series B Preferred Stock") at any time prior to 5:00 p.m., New York time on October 1, 1996 or (iii) Series C 4% Convertible Exchangeable Preferred Stock, which has a liquidation preference of $0.50 per share ("Series C Preferred Stock" and together with the Series A Preferred Stock and Series B Preferred Stock, the "Convertible Exchangeable Preferred Stock") at any time prior to 5:00 p.m., New York time on January 1, 1997 at the purchase price of $1.00 per share. Each Warrant remaining unexercised at 5:00 p.m., New York time on January 1, 1997 shall be automatically converted, without any action on the part of the holder thereof, into one share of Mandatory Redeemable Preferred Stock, which shall have a liquidation preference of $0.50 per share and shall be mandatorily redeemable by the Company under certain circumstances. At any time from July 1, 1996 until December 31, 1998, each share of Convertible Exchangeable Preferred Stock may be exchanged for four warrants (the "Exchange Warrants" and together with the Rights, the Warrants, the Convertible Exchangeable Preferred Stock and the Mandatory Redeemable Preferred Stock, the "Securities") entitling the holder thereof to purchase one share of Tatham Offshore common stock at a price equal to the lowest average closing price of the Company's common stock on the Nasdaq National Market for a five consecutive day trading period from and after

                    TATHAM OFFSHORE, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                 (unaudited)


the record date, December 26, 1995, and through and including June 30, 1996 (the "Trading Reference Price"). The Exchange Warrants will expire July 1, 1999. Alternatively, at any time after July 1, 1996, the holder of any shares of Convertible Exchangeable Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Tatham Offshore common stock at the Trading Reference Price. At March 31, 1996, assuming that (a) all the Warrants were exercised to acquire Series A Preferred Stock, (b) all of the shares of Series A Preferred Stock were immediately converted into shares of Tatham Offshore common stock at the current Trading Reference Price and (c) no other issuances of common stock, the Company would have had approximately 82.8 million shares of common stock outstanding. On and after July 1, 1997, the Convertible Exchangeable Preferred Stock will be redeemable at the option of the Company. As of January 31, 1996 (the expiration date of the Rights), the Offering was over-subscribed. The Company issued 25,120,948 Warrants and received $12.6 million in gross proceeds (approximately $11.3 million, net) pursuant to the exercise of Rights.

On October 26, 1995, the Board of Directors proposed an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, $0.01 par value per share, from 100,000,000 shares to 250,000,000 shares and the number of shares of preferred stock, $0.01 par value per share, from 10,000,000 shares to 110,000,000 shares. This increase in authorized capital was necessary in order for the Company to effect the Offering. The amendment to the Company's Restated Certificate of Incorporation had to be approved by holders of a majority of the outstanding shares of common stock of the Company. Stockholders holding a majority of the issued and outstanding shares of common stock have consented in writing to the amendment. The amendment was effective on February 8, 1996.

Effective February 1, 1996, Tatham Offshore issued 7,500 shares of its 9% senior convertible preferred stock (the "Senior Preferred Stock") to the Partnership as partial consideration for the satisfaction of certain demand charge obligations as further described in Note 6. The Senior Preferred Stock accrues dividends at 9% per annum as of February 1, 1996, which are payable quarterly and shall cumulate to the extent not paid. Each share of the Senior Preferred Stock has a liquidation preference value of $1,000 and is senior to all other classes of Tatham Offshore preferred and common stock in the case of liquidation, dissolution or winding up of Tatham Offshore. The Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. In the event Tatham Offshore does not purchase the Senior Preferred Stock on or before September 30, 1998, then for a period of 90 days thereafter it shall be convertible into Series A Preferred Stock. The conversion ratio shall be equal to (i) the liquidation preference amount plus accumulated but unpaid dividends divided by (ii) the arithmetic average of closing prices for the 20 trading days following October 1, 1998 of the Series A Preferred Stock. As of March 31, 1996, dividends in arrears on the Senior Preferred Stock totaled $0.1 million.

NOTE 6 -- RELATED PARTY TRANSACTIONS:

Effective July 1, 1993, the management agreement between the Company and DeepTech provided for an annual management fee equal to 40% of DeepTech's overhead. The management fee is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to the Company. In an effort to minimize the Company's projected operating cash shortfall, the Company and DeepTech agreed to decrease the amount of managerial and administrative services provided by DeepTech to the Company and amend the management fee agreement effective November 1, 1995. The amended management agreement provides for an annual management fee of 27.4% of DeepTech's overhead expenses. During the nine months ended March 31, 1996, DeepTech charged Tatham Offshore $3.5 million under this management agreement. As of March 31, 1996, the Company owed DeepTech $4.0 million for expenses and general and administrative costs allocated under the management agreement, payment of which has been deferred until July 15, 1996 pursuant to the terms of the Bridge Commitment.

Effective July 1, 1995, DeepTech established three deferred compensation arrangements: (i) a mandatory arrangement for DeepTech's Chief Executive Officer (the "DeepTech CEO"), (ii) a mandatory arrangement for

                    TATHAM OFFSHORE, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                 (unaudited)


certain senior executives of DeepTech and (iii) an optional arrangement for all other employees of DeepTech. Pursuant to the terms of each arrangement, participants will defer all or a portion of their cash salary until no later than July 1, 1996. During each month in the deferral period, each participant is entitled to receive options to purchase a number of shares of either DeepTech or Tatham Offshore or Preference Units of the Partnership equal to a percentage (ranging from 100% to 300% times their cash salary) divided by the lesser of the closing price on June 30, 1995 (DeepTech - $4.00, Tatham Offshore
- - $3.50 and the Partnership - $23.75) or the average closing price for the applicable month. Options are exercisable only by cancellation of the participant's cash salary. Each participant will earn credits equal to a multiple, based on the option elected, of their deferred cash salary. Any participant except the DeepTech CEO can receive all or a portion of their salary in cash if they do not elect to exercise any options. To the extent that the Company issues its common stock under these arrangements, it will receive an offsetting credit against its management fees payable to DeepTech. In November 1995, the Company issued 120,948 shares of its common stock in connection with the mandatory arrangement for certain senior executives of DeepTech. As a result of issuing its common stock under this arrangement, Tatham Offshore received a $0.2 million credit against its management fees payable to DeepTech. In addition, in November 1995, DeepTech terminated the deferred compensation arrangement for all but three employees of DeepTech.

The Company was obligated to make demand charge payments to the Partnership under certain transportation agreements. These demand charges were payable whether or not any production was actually transported. In addition to the demand charges, Tatham Offshore is obligated to pay commodity charges, based on the volume of oil and gas transported or processed, under these agreements. Also, for the year ended June 30, 1996, the Company is obligated to pay $1.6 million in platform access fees. Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well have affected Tatham Offshore's ability to pay the demand charge obligations under these agreements.

Effective February 1, 1996, Tatham Offshore entered into an agreement with the Partnership to prepay its remaining demand charge obligations under the transportation agreements covering its Ewing Bank and Ship Shoal properties. Under the agreement, Tatham Offshore's demand charge obligations relative to the Ewing Bank Gathering System and the pipeline facilities constructed by the Partnership for its Ship Shoal property have been prepaid in full. In exchange, effective February 1, 1996, Tatham Offshore has (i) issued to the Partnership 7,500 shares of Senior Preferred Stock with a liquidation preference of $1,000 per share, (ii) added the sum of $7.5 million to the Payout Amount under the Purchase and Sale Agreement with Flextrend Development and (iii) granted to the Partnership certain rights to use and acquire the Ship Shoal Block 331 platform. If the Senior Preferred Stock is not purchased by Tatham Offshore on or before September 30, 1998, it will be convertible into shares of Tatham Offshore's Series A Preferred Stock based on the liquidation preference amount of the Senior Preferred Stock plus accumulated but unpaid dividends and the equivalent market value of the Series A Preferred Stock as of the date of conversion (see Note 5). The increase in the Payout Amount will defer the reversion of Tatham Offshore's working interest in its Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 properties under the Purchase and Sale Agreement but will be excluded for purposes of computing the amount of the Payout Amount to be extinguished if Flextrend Development exercises its option to permanently retain a portion of the working interests in the Assigned Properties. In addition, Tatham Offshore agreed to grant the Partnership the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on the Ship Shoal Block 331, provided such use, at the time proposed, does not interfere with lease operations or other activities of Tatham Offshore. Tatham Offshore has also granted the Partnership a right of first refusal relative to a sale of the platform. The agreement with the Partnership will result in a reduction in demand charge payments of approximately $4.1 million for the fiscal year ended June 30, 1996, $7.8 million for the fiscal year ended June 30, 1997 and $5.9 million for fiscal years thereafter. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the Viosca Knoll Block 817 lease. At March 31, 1996, the total present value of the unamortized demand charge obligations of $14.2 million is reflected in the accompanying consolidated balance sheet as prepaid expenses. The $7.5 million addition to the Payout Amount, including accrued interest of $0.2 million, is classified as a production payment and included in other noncurrent liabilities on the accompanying consolidated balance sheet.

                    TATHAM OFFSHORE, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                 (unaudited)


The Company had agreed to sell all of its production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an affiliate of the Company, at contractually agreed upon posted prices through October 1995. In November 1995, Tatham Offshore renegotiated its agreement with Offshore Marketing to provide Offshore Marketing marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling the Company's production. During the nine months ended March 31, 1996, substantially all of the Company's oil and gas sales were derived from sales to Offshore Marketing.

Pursuant to the amended technology services agreement with Dover Technology, Inc. ("Dover"), which is 50% owned by DeepTech, Tatham Offshore incurred $0.4 million of exploration expenses during the nine months ended March 31, 1996.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES:

The Company has substantial future capital requirements associated with the full development of its oil and gas properties. Realization of the full potential of the Company's properties is dependent upon the ability to obtain sufficient additional equity capital or project financing.

The Company has experienced liquidity problems resulting primarily from substantial negative cash flow from operations. A portion of the proceeds from the sale of Warrants was used to repay outstanding indebtedness under the Bridge Loan. The remaining proceeds are being used to fund a portion of the Company's anticipated cash flow shortfall and estimated capital requirements. In March 1996, the Company prepaid certain of its demand charge obligations through the assignment of certain assets pursuant to an agreement with the Partnership (Note 6). The Company continues to pursue other financing alternatives including the sale or farmout of a selected portion of its remaining principal properties.


On November 28, 1995, a federal law was enacted that offers deepwater royalty relief for certain federal leases located in 200 meters or greater of water depth in the Gulf. It is projected interim regulations addressing the implementation of the new law will be published by May 28, 1996 and the Company intends to promptly apply for relief once these regulations are promulgated. The Company believes that many of its properties will qualify for royalty relief and that if the requested royalty abatement is granted, the resulting improved economics will be sufficient to obtain development financing or an industry farmout arrangement.

On October 16, 1995, the Company received notification from the Nasdaq National Market that because the Company had reported losses in the past three fiscal years and had a net tangible asset value of less than $4.0 million as of June 30, 1995, the Company no longer met the listing requirements for continued inclusion on the Nasdaq National Market. On December 20, 1995 and March 1, 1996, the Nasdaq National Market granted the Company exceptions to the net tangible assets requirement. The exceptions extended until March 31, 1996 and were conditioned upon, among other things, the completion of the Offering on or before January 31, 1996 and the Company's satisfaction of all requirements necessary for continued listing, including the net tangible assets requirement, on or before March 31, 1996. The Company has complied with the net tangible assets requirement and other conditions which has allowed the Company to continue its listing on the Nasdaq National Market.

In February 1996, TOJ entered into agreements to acquire a minority equity interest in Gas Participacoes Ltda. ("GASPART"). GASPART in turn owns a minority equity interest (approximately 41.5%) in seven local natural gas distribution companies in Brazil. The remaining equity interest in each local distribution company is owned by Petrobras, the Brazilian state-owned oil company and the state government for the state in which its operations are conducted. TOJ's interest in GASPART will be financed on a non-recourse basis under an arrangement by which title to TOJ's shares in GASPART will be transferred to the lender subject to an option to reacquire the shares at a price equal to the original cost thereof plus interest thereon at the London Interbank Offer Rate ("LIBOR"). The option will be exercisable at any time until the expiration of 375 days from the closing date. All approvals and consents for these transactions have been obtained and applicable rights of first refusal have expired. The consummation of these transactions remains subject to the negotiation, preparation and execution of final closing documents with respect to TOJ's participation in the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Part I of the quarterly report.

GENERAL

Tatham Offshore is an independent energy company engaged in the development and production of, and the exploration for, offshore oil and gas reserves, with activities concentrated in the Flextrend (water depths of 600 to 1,500 feet) and Deepwater (water depths greater than 1,500 feet) areas of the Gulf. The Company's current portfolio of mineral leaseholds consists of 15 offshore oil and gas leases in the Gulf which include producing properties and undeveloped acreage.

Tatham Offshore's principal producing well, the Ewing Bank 914 #2 well, commenced production in late August 1993. Production from the Ewing Bank 914 #2 well was either impaired or shut-in during the first two quarters of fiscal 1995 as a result of a paraffin build-up problem in the flow lines that connect the subsea wellhead to a shallow water platform. The flow lines were replaced and production resumed in December 1994. During the nine months ended March 31, 1996, the Company conducted remedial operations to dislodge a pigging device from the flow lines at its Ewing Bank 914 #2 well and installed chemical injection lines at an aggregate estimated cost of $3.2 million. In the month of January 1996, the Ewing Bank 914 #2 well produced an average of approximately 2,300 barrels of oil and 4.3 MMcf of gas per day. In February 1996, the Ewing Bank 914 #2 well started to produce some water (increasing to approximately 48% of total production by May 10, 1996) resulting in a reduction of the hydrocarbon production. During the three months ended March 31, 1996, the Ewing Bank 914 #2 well produced an average of approximately 1,600 barrels of oil and 3.3 MMcf of gas per day. The well was producing at a rate of approximately 1,240 barrels of oil and 2.7 MMcf of gas per day on May 10, 1996. The Company estimates that it has produced approximately 67% of the proved reserves originally estimated for the current producing zone, the PA-4 reservoir, by Ryder Scott & Company in their report as of June 30, 1995. Given the current state of operations, it is difficult to predict future production rates from the well. The Company's current revenue is dependent, in large part, on production from this well.

The Company's Silent Beauty field at West Delta Block 35, in which Tatham Offshore owns a 38% working interest, commenced production in July 1993 and currently contains two producing wells. For the nine months ended March 31, 1996, the Company's interest in production from these wells totaled 292 MMcf of gas and 7,745 barrels of oil.

In July 1994, Tatham Offshore commenced production from its Genuine Risk project located at Ship Shoal Block 331. Although Tatham Offshore has completed three wells at Genuine Risk, completion and production problems have caused production from such wells to be shut-in.

In September 1995, the Company acquired the Phar Lap Working Interest in the Phar Lap Unit from two industry partners for a total of $16.0 million in convertible production payments payable from 25% of the net cash flow from the Phar Lap Working Interest so acquired. The unpaid portion of the production payments is convertible into Tatham Offshore common stock at any time during the first five years at $8.00 per share. Under certain circumstances, the industry partners may require DeepTech to purchase the convertible production payments for an amount equal to 50% of the unrecovered portion thereof. In December 1995, the Viosca Knoll 817 #A-1 well, the initial well for the Phar Lap (Shallow) project, was completed and placed on production at a cost of approximately $6.7 million, $1.7 million net to the Company's 25% working interest. In January 1996, the Viosca Knoll 817 #A-2 well was completed at an estimated cost of $3.3 million, $0.8 million net to the Company's 25% working interest.

In February 1996 the operator of the Viosca Knoll 817 #A-3 well encountered difficulty in completing the drilling operations with respect to the well. The operator had substantially completed the drilling of the high angle production well bore when the drill pipe became lodged. Remedial efforts to remove the drill pipe were unsuccessful and the operator has elected to temporarily abandon the well while preserving the unobstructed portion of the well bore for future completion in the 2,400 foot zone. A replacement well, the Viosca Knoll #A-5 well, was drilled to access the Text. X-1 reservoir in which the operator had encountered approximately 108 feet of net gas pay in the Viosca Knoll 817 #A-3 well. In March 1996, the Viosca Knoll 817 #A-5 well was completed at an estimated cost of $2.7 million, $0.7 million net to the Company's 25% working interest. Approximately $1.1 million in costs were incurred with respect to the Company's 25% working interest in the Viosca Knoll 817 #A-3 well. The Viosca Knoll 817 project is currently producing an aggregate of approximately 90 MMcf of gas per day from three producing wells when platform drilling activities permit. The well deliverability from the Viosca Knoll 817 project is in excess of 90 MMcf per day but is limited to such amount by the production equipment currently located on the production platform.

The Company uses the successful efforts method of accounting for its oil and gas exploration and production activities. Under this method, costs of successful exploratory wells, development wells and acquisition of mineral leasehold interests are capitalized. Production, exploratory dry hole and other exploration costs, including geological and geophysical costs and delay rentals, are expensed as incurred. Unproved properties are assessed periodically and any impairment in value is recognized in the current period as depreciation, depletion, amortization and impairment expense.

The following discussion is intended to assist in the understanding of the Company's financial condition and results of operations for the three and nine months ended March 31, 1996.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared with Three Months Ended March 31,
1995

Revenue from oil and gas sales totaled $5.9 million for the three months ended March 31, 1996 as compared with $2.7 million for the three months ended March 31, 1995. During the three months ended March 31, 1996, the Company sold 1,285 MMcf of gas and 110,116 barrels of oil at average prices of $2.92 per thousand cubic feet ("Mcf") and $19.57 per barrel, respectively. During the same period in 1995, the Company sold 447 MMcf of gas and 123,815 barrels of oil at average prices of $1.57 per Mcf and $16.48 per barrel, respectively. The increase in oil and gas revenue is due primarily to production initiated from three wells at the Company's Viosca Knoll 817 project and higher oil and gas prices partially offset by lower oil production at the Company's Ewing Bank 914 #2 well.

Production and operating expenses for the three months ended March 31, 1996 totaled $2.3 million as compared with $4.4 million for the same period in 1995. The decrease in production and operating expenses primarily reflected (i) a $1.4 million decrease in demand charges related to transportation agreements with the Partnership, (ii) a $1.1 million decrease in lease operating, transportation and workover expenses related to the Company's Ewing Bank, Ship Shoal, West Delta and West Cameron properties and (iii) a $0.4 million increase in platform access and operating expenses related to the Company's Viosca Knoll Block 817 project.

Exploration expenses for the three months ended March 31, 1996 totaled $0.1 million as compared with $2.3 million for the three months ended March 31, 1995. Exploration costs during the three months ended March 31, 1996 and 1995 include expenses incurred under the amended technology services agreement with Dover. During the three months ended March 31, 1995, the Company reserved the costs incurred associated with the drilling of its Ewing Bank 915 #4 well of $2.2 million.

Depreciation, depletion and amortization expense totaled $0.5 million for the three months ended March 31, 1996 as compared with $0.1 million for the three months ended March 31, 1995. Depreciation, depletion and amortization for the three months ended March 31, 1996 reflected costs applicable to the Company's investment in the West Delta 35 project, the Ewing Bank 914 #2 well and the Viosca Knoll 817 project whereas depreciation, depletion and amortization for the three months ended March 31, 1995 reflected costs applicable to the Company's investment in the West Delta 35 project and the Ewing Bank 914 #2 well.

General and administrative expenses, including the management fee and general and administrative expenses allocated from DeepTech, for the three months ended March 31, 1996 were $1.5 million as compared with $2.1 million for the same period in 1995. The decrease in general and administrative expenses for the three months ended March 31, 1996 reflected a decrease in direct general and administrative expenses of $0.2 million and a decrease in staff and overhead expenses allocated to the Company under its management agreement with DeepTech of $0.4 million. As a result of DeepTech's reduction of services provided to the Company, the Company and

DeepTech amended the management agreement effective November 1, 1995 to provide for a 27.4% overhead allocation as compared to a 40% overhead allocation during the three months ended March 31, 1995.

Operating income for the three months ended March 31, 1996 was $1.5 million as compared with an operating loss of $6.2 million for the three months ended March 31, 1995. The change in operating income (loss) was due to the items discussed above.

During the three months ended March 31, 1996, the Company recognized an $11.3 million gain related to the sale of its working interests in the Assigned Properties to Flextrend Development as a result of the Company waiving its remaining options to prepay the existing Payout Amount and receive a reassignment of its working interests.

Interest expense, net of interest income, for the three months ended March 31, 1996 totaled $2.2 million as compared with $2.1 million for the three months ended March 31, 1995. For the three months ended March 31, 1996 and 1995, $1.8 million of the interest expense was attributable to interest payable to DeepTech under the Subordinated Notes.

After considering $0.1 million of preferred stock dividends in arrears, the Company's net income available to common shareholders for the three months ended March 31, 1996 was $10.6 million as compared with a net loss available to common shareholders for the three months ended March 31, 1995 of $8.2 million.

Nine Months Ended March 31, 1996 Compared with Nine Months Ended March 31, 1995

Revenue from oil and gas sales totaled $11.1 million for the nine months ended March 31, 1996 as compared with $4.9 million for the nine months ended March 31, 1995. During the nine months ended March 31, 1996, the Company sold 1,999 MMcf of gas and 331,548 barrels of oil at average prices of $2.58 per Mcf and $17.97 per barrel, respectively. During the same period in 1995, the Company sold 1,128 MMcf of gas and 185,300 barrels of oil at average prices of $1.64 per Mcf and $16.20 per barrel, respectively. The increase in oil and gas revenue is due primarily to increased production from the Company's Ewing Bank 914 #2 well, the initiation of production from the Company's Viosca Knoll 817 project and higher oil and gas prices. During the nine months ended March 31, 1995, the Ewing Bank 914 #2 well was shut-in for approximately four months to allow the Company to replace the flow lines from the subsea wellhead to a fixed platform. During the nine months ended March 31, 1996, the Ewing Bank 914 #2 well was shut-in approximately six weeks during which the Company completed repair operations on the flow lines.

Production and operating expenses for the nine months ended March 31, 1996 totaled $11.1 million as compared with $9.7 million for the same period in 1995. The increase in production and operating expenses is primarily comprised of $2.3 million of costs associated with the repair of the flow lines that connect the Ewing Bank 914 #2 well to a fixed platform and $0.5 million of costs associated with the Company's Viosca Knoll Block 817 project which began in July 1995 offset by a decrease of $1.4 million in demand charges related to transportation agreements with the Partnership.

Exploration expenses for the nine months ended March 31, 1996 totaled $0.3 million as compared with $10.0 million for the nine months ended March 31, 1995. Both periods include costs incurred under the amended technology services agreement with Dover. During the nine months ended March 31, 1995, the Company reserved the costs incurred through March 31, 1995 of $9.9 million associated with the drilling of its Ewing Bank 915 #4 well.

Depreciation, depletion and amortization for the nine months ended March 31, 1996 and 1995 was $0.8 million. Depreciation, depletion and amortization for the nine months ended March 31, 1996 reflected costs applicable to the Company's investment in the West Delta 35 project, the Ewing Bank 914 #2 well and the Viosca Knoll 817 project whereas depreciation, depletion and amortization for the nine months ended March 31, 1995 reflected costs applicable to the Company's investment in the West Delta 35 and Ship Shoal 331 projects and the Ewing Bank 914 #2 well.

General and administrative expenses, including the management fee and general and administrative expenses allocated from DeepTech, for the nine months ended March 31, 1996 were $5.5 million as compared with $4.8 million for the same period in 1995. The increase in general and administrative expenses for the nine months ended March 31, 1996 reflected a $0.7 million increase in direct general and administrative expenses incurred by the Company primarily due to increases in legal and other professional fees and the accounting treatment afforded a portion of the Company's deferred compensation arrangement.

The operating loss for the nine months ended March 31, 1996 was $6.6 million as compared with an operating loss of $20.4 million for the nine months ended March 31, 1995. The change in operating loss was due to the items discussed above.

During the nine months ended March 31, 1996, the Company recognized a $22.6 million gain primarily related to the sale of its working interests in the Assigned Properties to Flextrend Development as a result of the Company waiving its options to prepay the existing Payout Amount and receive a reassignment of its working interests. During the nine months ended March 31, 1995, the Company recognized a $1.5 million gain primarily related to a farmout agreement on its five block Phar Lap project located in the Viosca Knoll area.

Interest expense, net of interest income, for the nine months ended March 31, 1996 totaled $6.2 million as compared with $6.0 million for the nine months ended March 31, 1995. For the nine months ended March 31, 1996 and 1995, $5.3 million of the interest expense was attributable to interest payable to DeepTech under the Subordinated Notes.

After considering $0.1 million of preferred dividends in arrears, the Company's net income available to common shareholders for the nine months ended March 31, 1996 was $9.7 million as compared with a net loss available to common shareholders for the nine months ended March 31, 1995 of $24.9 million.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH. The Company's current revenue is dependent, in large part, on production from the Ewing Bank 914 #2 well, from its interest in the Viosca Knoll Block 817 project and to a lesser extent, from its interest in the West Delta Block 35 field. The Company has experienced production problems at its Ewing Bank 914 #2 well. These production problems have resulted in significantly lower production and revenue levels than had originally been anticipated. As a result of a paraffin build up problem, the subsea flow lines at the Ewing Bank 914 #2 well were replaced in December 1994. In an effort to minimize the paraffin build-up in the new flow lines, the Company has been conducting periodic pigging and other remedial operations and is injecting chemical paraffin inhibitors in the flow lines. In the third calendar quarter of 1995, the Company conducted remedial operations to dislodge a pigging device from the flow lines at its Ewing Bank 914 #2 well and installed chemical injection lines at an aggregate estimated cost of $3.2 million. In the month of January 1996, the Ewing Bank 914 #2 well produced an average of approximately 2,300 barrels of oil and 4.3 MMcf of gas per day. In February 1996, the Ewing Bank 914 #2 well started to produce some water (increasing to approximately 48% of total production by May 10, 1996) resulting in a reduction of the hydrocarbon production. During the three months ended March 31, 1996, the Ewing Bank 914 #2 well produced an average of approximately 1,600 barrels of oil and 3.3 MMcf of gas per day. The well was producing at a rate of approximately 1,240 barrels of oil and 2.7 MMcf of gas per day on May 10, 1996.

In December 1995, January 1996 and March 1996, the Viosca Knoll 817 #A-1, #A-2 and #A-5 wells at the Phar Lap (Shallow) project were completed and placed on production and are currently producing an aggregate of approximately 90 MMcf of gas per day, when platform drilling activities permit. The well deliverability from the Viosca Knoll 817 project is in excess of 90 MMcf per day but is limited to such amount by the production equipment currently located on the production platform. The Company owns a 25% working interest in these wells which interest is subject to a production payment equal to 25% of the net operating cash flow from this project.

In October 1995, DeepFlex Services entered into the Bridge Loan with the Company. Under the terms of the Bridge Loan, DeepFlex Services agreed to make $12.5 million of interim bridge financing available for borrowing by the Company to fund a portion of the Company's working capital and capital requirements. All indebtedness outstanding under the Bridge Loan accrued interest at a rate of 15% per annum. The terms of the Bridge Loan required the Company to undertake the Offering or to implement another refinancing or asset disposition sufficient to repay the outstanding indebtedness under the Bridge Loan. Under the terms of the Bridge Commitment, DeepTech agreed to defer until July 15, 1996, the payment of up to $4.0 million in management fees payable by the Company under its management agreement with DeepTech. In addition, the Company agreed to amend the Subordinated Notes to increase the interest rate from 11 3/4% to 13% per annum, effective July 1, 1997. The Company borrowed $8.0 million under the Bridge Loan. On January 31, 1996, DeepFlex Services subscribed for the purchase of 10,000,000 Warrants in connection with the Offering at a cost of $5.0 million, which was paid through the forgiveness of $5.0 million of principal and interest due under the Bridge Loan. Tatham Offshore used $3.1 million of Offering proceeds to repay the remaining principal and accrued interest outstanding under the Bridge Loan.

The Company filed a registration statement with the Commission, which was declared effective on December 26, 1995, relating to the granting to all holders of Tatham Offshore's common stock, on the record date, December 26, 1995, Rights to purchase up to 25,120,948 Warrants. Each Right entitled the holder to subscribe to purchase one Warrant at the purchase price of $.50 per Warrant. Each Warrant entitles the holder thereof to purchase one share of any of (i) Series A Preferred Stock, which has a liquidation preference of $1.50 per share, at any time prior to 5:00 p.m., New York time on July 1, 1996, (ii) Series B Preferred Stock, which has a liquidation preference of $1.00 per share at any time prior to 5:00 p.m., New York time on October 1, 1996 or (iii) Series C Preferred Stock, which has a liquidation preference of $0.50 per share at any time prior to 5:00 p.m., New York time on January 1, 1997 at the purchase price of $1.00 per share. Each Warrant remaining unexercised at 5:00 p.m., New York time on January 1, 1997 shall be automatically converted, without any action on the part of the holder thereof, into one share of Mandatory Redeemable Preferred Stock, which shall have a liquidation preference of $0.50 per share and shall be mandatorily redeemable by the Company under certain circumstances. At any time from July 1, 1996 until December 31, 1998, each share of Convertible Exchangeable Preferred Stock may be exchanged for four Exchange Warrants each of which shall entitle the holder thereof to purchase one share of Tatham Offshore common stock at the Trading Reference Price. The Exchange Warrants will expire July 1, 1999. Alternatively, at any time after July 1, 1996, the holder of any shares of Convertible Exchangeable Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Tatham Offshore common stock at the Trading Reference Price. On and after July 1, 1997, the Convertible Exchangeable Preferred Stock will be redeemable at the option of the Company. As of January 31, 1996 (the expiration date of the Rights), the Offering was over-subscribed. The Company issued 25,120,948 Warrants and received $12.6 million in gross proceeds (approximately $11.3 million, net) pursuant to the exercise of Rights.

USES OF CASH. The Company's primary uses of cash consist of (i) platform access fees and processing and commodity charges payable to the Partnership,
(ii) amounts due under the Subordinated Notes, (iii) other expenses associated with operating its producing properties, including its production payment and leasehold abandonment liabilities, (iv) capital expenditures necessary to fund its portion of the development costs attributable to its working interests, (v) interest and principal on the Affiliate Note and (vi) payments due under the Dover technology services agreement and management agreement with DeepTech.

The Company was obligated to make demand charge payments to the Partnership under certain transportation agreements. These demand charges were payable whether or not any production was actually transported. In addition to the demand charges, Tatham Offshore is obligated to pay commodity charges, based on the volume of oil and gas transported or processed, under these agreements. Also, for the fiscal year ended June 30, 1996, the Company is obligated to pay $1.6 million in platform access fees. Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well have affected Tatham Offshore's ability to pay the demand charge obligations under these agreements.

Effective February 1, 1996, Tatham Offshore entered into an agreement with the Partnership to prepay its remaining demand charge payments under the transportation agreements covering its Ewing Bank and Ship Shoal properties. Under the agreement, Tatham Offshore's demand charge obligations relative to the Ewing Bank Gathering System and the pipeline facilities constructed by the Partnership for its Ship Shoal property have been prepaid in full. In exchange, effective February 1, 1996, Tatham Offshore has (i) issued the Partnership 7,500 shares of 9% Senior

Preferred Stock with a liquidation preference of $1,000 per share, (ii) added the sum of $7.5 million to the Payout Amount under the Purchase and Sale Agreement with Flextrend Development and (iii) granted to the Partnership certain rights to use and acquire the Ship Shoal Block 331 platform. The Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. If the Senior Preferred Stock is not purchased by Tatham Offshore on or before September 30, 1998, it will be convertible into shares of Tatham Offshore's Series A Preferred Stock based on the liquidation preference amount of the Senior Preferred Stock and the equivalent market value of the Series A Preferred Stock as of the date of conversion. The increase in the Payout Amount will defer the reversion of Tatham Offshore's working interest in its Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 properties under the Purchase and Sale Agreement but will be excluded for purposes of computing the amount of the Payout Amount to be extinguished if Flextrend Development exercises its options to permanently retain a portion of the working interests in the Assigned Properties. Tatham Offshore and the Partnership have also agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. In addition, Tatham Offshore agreed to grant the Partnership the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on the Ship Shoal Block 331, provided such use, at the time proposed, does not interfere with lease operations or other activities of Tatham Offshore. Tatham Offshore has granted the Partnership a right of first refusal relative to a sale of the platform. The agreement with the Partnership will result in a reduction in demand charge payments of approximately $4.1 million for the fiscal year ended June 30, 1996, $7.8 million for the fiscal year ended June 30, 1997 and $5.9 million for fiscal years thereafter. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the Viosca Knoll Block 817 lease.

As of March 31, 1996, the Company had $60.0 million aggregate principal amount of Subordinated Notes outstanding, all of which was held by DeepTech. The Subordinated Notes are subordinate to all senior indebtedness of the Company, which would include any indebtedness outstanding under the Affiliate Note. The Company does not have any outstanding indebtedness ranking senior to the Subordinated Notes, except for outstanding indebtedness under the Affiliate Note. The Subordinated Notes bear interest from the date of their issuance at a rate of 11 3/4% per annum, payable in arrears (approximately $1.8 million per quarter commencing September 30, 1994); provided, however, that effective July 1, 1997, interest shall accrue at a rate of 13% per annum. The principal amount of the Subordinated Notes is payable in seven equal annual installments of approximately $8.6 million each commencing August 1, 1999. For the nine months ended March 31, 1996, the Company incurred interest on the Subordinated Notes of $5.3 million.

In March 1996, the Company began incurring abandonment costs related to its West Cameron 436 property, in which it owns a 47% working interest. The West Cameron 436 property ceased producing in 1994. The total estimated abandonment obligation, net to the Company's working interest, of $1.2 million was fully accrued as of June 30, 1995. Through May 10, 1996, the Company has paid approximately $0.2 million of the estimated abandonment costs.

Effective July 1, 1993, the management agreement between the Company and DeepTech provided for an annual management fee equal to 40% of DeepTech's overhead. The management fee is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. In an effort to minimize the Company's projected operating cash shortfall, the Company and DeepTech agreed to decrease the amount of managerial and administrative services provided by DeepTech to the Company and amend the management agreement effective November 1, 1995. The amended management agreement provides for an annual management fee of 27.4% of DeepTech's overhead expenses. The Company anticipates that this amendment will result in a reduction of approximately $2.5 million, on an annualized basis, in the management fee that would have otherwise been paid to DeepTech. As of March 31, 1996, the Company owed DeepTech $4.0 million for costs allocated under the management agreement; however, payment of up to $4.0 million of management fees has been deferred until July 15, 1996 pursuant to the terms of the Bridge Commitment.

On November 1, 1995, the Company converted $1.7 million of its accounts payable to an affiliate into the Affiliate Note which bears interest at 14.5% per annum. Interest on the Affiliate Note is payable quarterly, beginning March 31, 1996. The principal is due and payable in six monthly installments, beginning on a date which is the earlier to occur of (i) November 1, 1997 or
(ii) the last day of the calendar month in which the Company receives proceeds from the issuance of any preferred stock described in the Offering in a net total amount equal to or greater than $20.0 million. Interest expense related to the Affiliate Note totaled $0.1 million for the nine months ended March 31, 1996.

In August 1995, the Company formed a wholly-owned subsidiary, TOJ, to pursue certain international opportunities. TOJ is in the process of attempting to obtain offshore concessions from the government of Nigeria. There are no assurances that TOJ will be granted a concession or the terms and conditions that would apply to a concession if granted.

In February 1996, TOJ entered into agreements to acquire a minority equity interest in GASPART. GASPART in turn owns a minority equity interest (approximately 41.5%) in seven local natural gas distribution companies in Brazil. The remaining equity interest in each local distribution company is owned by Petrobras, the Brazilian state-owned oil company and the state government for the state in which its operations are conducted. TOJ's interest in GASPART will be financed on a non recourse basis under an arrangement by which title to TOJ's shares in GASPART will be transferred to the lender subject to an option to reacquire the shares at a price equal to the original cost thereof plus interest thereon at LIBOR. The option will be exercisable at any time until the expiration of 375 days from the closing date. All approvals and consents for these transactions have been obtained and applicable rights of first refusal have expired. The consummation of these transactions remains subject to the negotiation, preparation and execution of final closing documents with respect to TOJ's participation in the transaction.

LIQUIDITY OUTLOOK. As described above, during calendar year 1995, the Company experienced production problems at its Ewing Bank 914 #2 well, which has caused this well to be shut-in periodically. In addition, production problems at the Company's Genuine Risk property at Ship Shoal Block 331 have caused each of the three wells at Genuine Risk to be shut-in. As a consequence, the Company has experienced liquidity problems resulting primarily from substantial negative cash flow from operations. A portion of the proceeds from the sale of Warrants were used to repay outstanding indebtedness under the Bridge Loan.
The remaining proceeds are being used to fund a portion of the Company's anticipated cash flow shortfall and estimated capital requirements.

The decline in production rates experienced at the Ewing Bank 914 #2 well since February 1996, together with the delay and cost overrun with respect to the drilling and completion of a third well at Viosca Knoll Block 817, have adversely affected the Company's cash flow. In an effort to offset the effects of these events, the Company renegotiated certain demand charge obligations with the Partnership. Effective February 1, 1996, the Company prepaid certain of its demand charge obligations ($4.1 million for the fiscal year ended June 30, 1996) through the assignment of certain assets pursuant to an agreement with the Partnership. As a result, the Company believes it has sufficient capital to finance its operations through at least June 30, 1996.

The Company currently intends to fund its operations for the period of July 1, 1996 through at least June 30, 1997 with the net proceeds from the sale of Convertible Exchangeable Preferred Stock. The ability of the Company to do so, however, is dependent upon Warrant holders exercising their Warrants to purchase Convertible Exchangeable Preferred Stock at such times and in such amounts as is necessary to meet the Company's capital needs. If Warrant holders do not exercise their Warrants at the required times and in the required amounts, the Company will be required to fund its operations from alternate sources. There can be no assurance, however, that any alternate source will be available.

The ability of the Company to fund its capital requirements in the near term and through June 30, 1997 will depend on the timing of such requirements, the level of its operating cash flow and the receipt of additional capital from the exercise of the Warrants. Unless such capital requirements are funded, the Company believes that it will be forced to seek protection from its creditors under applicable bankruptcy laws. In such event, the Company believes that holders of its common stock and the Securities would realize little, if any, of their investment in the Company.

Even if the proceeds from the Offering are sufficient to fund the Company's operations through June 30, 1997, there can be no assurance that the Company will not need substantial additional capital thereafter to fund its operations. Although the restructuring of the Company's demand charge obligations with the Partnership and the initiation of production from the Viosca Knoll field has significantly reduced the Company's cash flow deficit, the Company does not anticipate generating positive cash flow prior to the first to occur of (i) refinancing of the Payout Amount which would enable the Company to reacquire all or a portion of the Assigned Properties from Flextrend Development, (ii) actual payout of the Payout Amount and the resulting reversion of all or a portion of the Assigned Properties or (iii) the initial production from the Company's Sunday Silence field.

In December 1995, Flextrend Development initiated production from the Viosca Knoll Block 817 lease. In addition, Flextrend Development has drilled and is in the process of placing on production two wells on the Garden Banks Block 72 lease and is in the process of completing and placing on production an existing well at Garden Banks Block 117. As of March 31, 1996, the Payout Amount was approximately $65.8 million, comprised of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $31.4 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $4.7 million, reduced by revenues of $9.9 million.

To meet these additional capital needs, the Company will continue to pursue the implementation of its business strategy which will focus primarily on (i) attempting to develop and initiate production from the Company's Sunday Silence field (Ewing Bank Blocks 958, 959, 1002 and 1003) under a farmout or financing arrangement with an industry partner or financial institution, (ii) analyzing the results of drilling operations on the Assigned Properties in an effort to maximize the value of its reversionary interest, (iii) attempting to sell or farmout interests in its other properties, (iv) attempting to reinitiate production at Genuine Risk (Ship Shoal Block 331) under a farmout arrangement with an industry partner or, alternatively, salvaging the platform and equipment located at Genuine Risk for sale to a third party or redeployment on another property, (v) seeking to acquire interests in producing properties on a carried or financed basis and (vi) pursuing the possible merger of the Company with an industry partner with sufficient capital resources available to meet the capital requirements for the development of the combined entity's properties.

The ability of the Company to satisfy its capital requirements beyond those funded with the proceeds from the sale of the Warrants and any of the Securities offered pursuant to the Offering will depend upon its success in implementing its business strategy, particularly its ability to develop and initiate production from the Sunday Silence field. Although the Company has pursued farmout and outside financing arrangements for its Sunday Silence project, as of this date, the Company has not been able to obtain an acceptable farmout arrangement with an industry partner or develop a financing arrangement under the current economic conditions. On November 28, 1995, a federal law was enacted that offers deepwater royalty relief for certain federal leases located in 200 meters or greater of water depth in the Gulf. The relief provided for in the new law is not automatic but must be applied for with the Secretary of Interior (or his delegate). An applicant must demonstrate that the proposed new production for which the royalty relief is sought would not be economic to develop absent the royalty relief. The Company filed an initial application in December 1995 but was advised in late January 1996 that applications could not be accepted in advance of publication of proposed regulations. It is projected that an advance notice of proposed regulations implementing the new law will be published by May 28, 1996 and the Company intends to promptly reapply for relief once implementing regulations are promulgated. Under the new legislation, the first 52.5 million equivalent barrels of oil production from the Sunday Silence project would be exempt from federal royalties if such relief is granted. The Company believes that if the requested royalty abatement is granted, the resulting improved economics for the project will be sufficient to obtain development financing or an industry farmout arrangement. There can be no assurance that the Company will be able to obtain the requested royalty abatement, enter into a farmout or financing arrangement on favorable terms, that the Sunday Silence field will be successfully developed or that production will be initiated therefrom on a timely basis, if at all.

The Company has never paid dividends on its common or preferred stock. The Company expects to retain all available earnings generated by its operations for the growth and development of its business.

PART II.   OTHER INFORMATION

Item 1.          Legal Proceedings

         None.

Item 2.          Changes in Securities

         None.

Item 3.          Defaults Upon Senior Securities

         None.

Item 4.          Submission of Matters to a Vote of Security Holders

         During the fiscal quarter ended March 31, 1996, a total of 5 stockholders holding an aggregate approximate 63% of the Company's outstanding shares of common stock consented in writing to the establishment and issuance by the Company of 7,500 shares of 9% Senior Preferred Stock, such action dated as of April 23, 1996. In connection therewith, the Company will send an Information Statement to the Company's stockholders.

Item 5.          Other Information

         None.

Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                      27  Financial Data Schedule

                 (b)      Reports on Form 8-K

              The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 29, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TATHAM OFFSHORE, INC.



      Date:  May 14, 1996                  By:   /s/ DIANA J. WALTERS
                                               --------------------------------
                                                     Diana J. Walters
                                                     Chief Financial Officer



      Date:  May 14, 1996                  By:   /s/ DENNIS A. KUNETKA
                                               --------------------------------
                                                     Dennis A. Kunetka
                                                     Senior Vice President -
                                                     Corporate Finance

                              INDEX TO EXHIBITS


       27        -- Financial Data Schedule