Form 10-K
period 1996-06-30
TATHAM OFFSHORE INC
filed 1996-09-26
CIK 913358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                      FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM       TO
                                                 ------    -------

                          COMMISSION FILE NO. 0-22892


                             TATHAM OFFSHORE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                              76-0269967
      (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

            600 TRAVIS STREET
            SUITE 7400
            HOUSTON, TEXAS                        77002
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 224-7400

                                   ------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                    NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.01
                                    WARRANTS
            SERIES A 12% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK
             SERIES B 8% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK
             SERIES C 4% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK
                     MANDATORY REDEEMABLE PREFERRED STOCK
                              EXCHANGE WARRANTS

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                              -----   -----

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.   X
                             -----

     AS OF AUGUST 30, 1996, THERE WERE OUTSTANDING 26,238,306 SHARES OF COMMON STOCK OF THE REGISTRANT. THE AGGREGATE MARKET VALUE ON SUCH DATE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES WAS AN ESTIMATED $11.5 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE
     ITEMS 10, 11, 12 AND 13 OF PART III HAVE BEEN OMITTED FROM THIS REPORT, SINCE TATHAM OFFSHORE WILL FILE WITH THE SECURITIES AND EXCHANGE COMMISSION, NOT LATER THAN 120 DAYS AFTER THE CLOSE OF ITS FISCAL YEAR, A DEFINITIVE PROXY STATEMENT, PURSUANT TO REGULATION 14A, WHICH INVOLVES THE ELECTION OF DIRECTORS. THE INFORMATION REQUIRED BY ITEMS 10, 11, 12 AND 13 OF PART III OF THIS REPORT, WHICH WILL APPEAR IN THE DEFINITIVE PROXY STATEMENT, IS INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT.

================================================================================

                             TATHAM OFFSHORE, INC.
              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                 JUNE 30, 1996

                               TABLE OF CONTENTS




PART I............................................................................  1
  Item 1.   Business..............................................................  1
            Overview..............................................................  1
            Recent Developments...................................................  1
            Oil and Gas Properties................................................  4
            Regulation............................................................ 14
            Operational Hazards and Insurance..................................... 16
            Employees............................................................. 16
            Certain Definitions................................................... 16
  Item 2.   Properties............................................................ 18
  Item 3.   Legal Proceedings..................................................... 18
  Item 4.   Submission of Matters to a Vote of Security Holders................... 18
            Executive Officers of the Registrant.................................. 19

PART II........................................................................... 21
  Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.. 21
  Item 6.   Selected Financial Data............................................... 23
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................. 24
  Item 8.   Financial Statements and Supplementary Data                            31
  Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.................................................. 31

PART III.......................................................................... 32
  Item 10.  Directors and Executive Officers of the Registrant.................... 32
  Item 11.  Executive Compensation................................................ 32
  Item 12.  Security Ownership of Certain Beneficial Owners and Management........ 32
  Item 13.  Certain Relationships and Related Transactions........................ 32

PART IV........................................................................... 33
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....... 33

     THE FOLLOWING TEXT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE MORE DETAILED INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS (INCLUDING THE NOTES THERETO) APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K (THE "ANNUAL REPORT"). UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES IN THIS ANNUAL REPORT TO "TATHAM OFFSHORE" OR TO THE "COMPANY" OR ITS OPERATIONS SHALL MEAN TATHAM OFFSHORE, INC., A DELAWARE CORPORATION. FOR A DESCRIPTION OF CERTAIN ITEMS USED HEREIN RELATING TO THE OIL AND GAS INDUSTRY, SEE ITEM 1. "BUSINESS
- -- CERTAIN DEFINITIONS."

                                     PART I

ITEM 1.   BUSINESS

                                    OVERVIEW

     Tatham Offshore is an independent energy company engaged in the development and production of, and the exploration for, oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf"), principally in the Flextrend (water depths of 600 to 1,500 feet) and Deepwater (water depths greater than 1,500 feet) areas.

     As of June 30, 1996, approximately 39% of the issued and outstanding common stock of Tatham Offshore, par value $0.01 per share (the "Common Stock"), was owned by DeepTech International Inc. ("DeepTech"), a diversified energy company which, through its affiliates, is engaged in providing offshore contract drilling services, oil and gas gathering and transmission, production technology and engineering services, geological and geophysical technology services, gas processing and liquids marketing, oil and gas marketing and, through Tatham Offshore and another affiliate, oil and gas exploration, development and production. As of June 30, 1996, DeepTech also owned (i) $60 million principal amount of Subordinated Convertible Promissory Notes of the Company (the "Subordinated Notes"), convertible into Common Stock at $10.00 per share and (ii) through DeepFlex Production Services, Inc. ("DeepFlex"), a 100%-owned subsidiary of DeepTech, 4.7 million shares of the Company's Series A 12% Convertible Exchangeable Preferred Stock and 5.3 million Warrants. See "-- Recent Developments." The Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "TOFF". The Warrants and the Series A 12% Convertible Exchangeable Preferred Stock are traded in the over-the-counter market under the symbols "TOFFW" and "TOFFL", respectively.

                              RECENT DEVELOPMENTS

     Overview. During the year ended June 30, 1995 and the first six months of fiscal 1996, Tatham Offshore experienced liquidity problems resulting primarily from substantial negative cash flow from operations. In order to improve liquidity and partially address its capital requirements, Tatham Offshore (i) sold, subject to certain reversionary rights, all of its working interests in a portion of its oil and gas leases for $30 million to Flextrend Development Company, L.L.C. ("Flextrend Development"), a subsidiary of Leviathan Gas Pipeline Partners, L.P. (the "Partnership") which is an effective 23.2% owned affiliate of DeepTech, (ii) raised additional equity through the sale of Warrants and Convertible Exchangeable Preferred Stock, (iii) prepaid certain of its demand charge obligations through the assignment of certain assets pursuant to an agreement with the Partnership and (iv) reduced its overhead by lowering the level of services required under its management agreement with DeepTech.

     Sale of Tatham Offshore Assets to Flextrend Development. On June 30, 1995, Tatham Offshore entered into a purchase and sale agreement (the "Purchase and Sale Agreement") with Flextrend Development pursuant to which Flextrend Development acquired, subject to certain reversionary rights, a 75% working interest in Viosca Knoll Block 817 (Phar Lap), a 50% working interest in Garden Banks Block 72 (Spectacular Bid) and a 50% working interest in Garden Banks Block 117 (Spend A Buck) (the "Assigned Properties") for $30 million. Under the terms of the Purchase and Sale Agreement, Flextrend Development committed, subject to obtaining financing, to pay all of its working interest share of the costs associated with the drilling and, if successful, completion of a minimum of five new wells, two on Viosca Knoll Block 817, two on Garden Banks Block 72 and one on Garden Banks Block 117, and the completion and tie-back of one existing well and the tie-back of the second well, if successful, located on Garden Banks
117. Flextrend Development is entitled to retain all of the revenues attributable to the Assigned Properties until it has received net revenues equal to the Payout Amount (as defined below), whereupon Tatham Offshore is entitled to receive a reassignment of the Assigned Properties, subject to reduction and conditions as discussed below. "Payout Amount" is defined as an amount equal to all costs incurred by Flextrend Development with respect to the Assigned Properties (including the $30 million acquisition cost paid to the Company) plus interest thereon at a rate of 15% per annum. Effective February 1, 1996, the Partnership entered into an agreement with Tatham Offshore regarding certain transportation agreements that increases the amount recoverable from the Payout Amount by $7.5 million plus interest. See "-- Recent Developments -- Restructuring of Demand Charge Obligations with the Partnership." As of June 30, 1996, the Payout Amount was $77.7 million comprised of (i) initial acquisition and transaction costs of $32.1 million,
(ii) development and operating costs of $49.3 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $7.1 million reduced by net revenue of $18.3 million. As of June 30, 1996, Flextrend Development had drilled, or was in the process of drilling, a total of eight wells on Viosca Knoll Block 817 and a total of four wells on Garden Banks Block 72. In addition, Flextrend Development was in the process of completing the subsea tie-back of the Garden Banks Block 117 #1 well to the Garden Banks Block 72 production platform.

     At any time prior to December 10, 1996, Flextrend Development may exercise either of the following options (the "Working Interest Options"): (i) to permanently retain 50% of the assigned working interests in either the Phar Lap property or the Spectacular Bid/Spend A Buck properties or (ii) to permanently retain 50% of the assigned working interest in all three of the Assigned Properties in exchange for forgiving 25% in the case of option (i) or 50% in the case of option (ii) of the then-existing Payout Amount exclusive of the $7.5 million plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements discussed below. In the event Flextrend Development elects to reduce the Payout Amount, it will become obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, such costs to be added to the Payout Amount. Otherwise, any further development costs will be funded by Flextrend Development on a discretionary basis, such costs to be added to the Payout Amount. Further, in the event Flextrend Development forgoes its right to reduce the Payout Amount, it will be entitled to recover from working interest revenues in respect of the Assigned Properties all future demand charges payable for platform access and processing, in their inverse order of maturity, prior to any reassignment to Tatham Offshore. If however, Tatham Offshore (i) satisfies in full the future demand charges payable for platform access and processing, (ii) delivers evidence that it has received a rating of BBB-, or better, from at least two reputable rating agencies or (iii) delivers evidence that an entity with a rating of BBB-, or better, has agreed to guarantee, assume or, to the reasonable satisfaction of the Partnership, otherwise become responsible for such future demand charges payable, then Tatham Offshore would receive a reassignment of the Assigned Properties upon satisfaction of the Payout Amount. In the event the Payout Amount has been satisfied but none of the above conditions have been met, Tatham Offshore is entitled to receive one-third (1/3) of the revenues, net of operating expenses and platform access and processing fees, until such time as one of the above conditions is met.

     Rights Offering, Sale of Warrants and Convertible Exchangeable Preferred Stock. The Company filed a registration statement with the Securities and Exchange Commission (the "Offering"), which was declared effective on December 26, 1995, relating to the granting to all holders of Common Stock, on the record date, December 26, 1995, rights (the "Rights") to purchase up to 25,120,948 warrants (the "Warrants"). Each Right entitled the holder to subscribe to purchase one Warrant at the purchase price of $.50 per Warrant. Each Warrant entitles the holder thereof to purchase one share of any of (i) Series A 12% Convertible Exchangeable Preferred Stock, which has a liquidation preference of $1.50 per share ("Series A Preferred Stock") at any time prior to 5:00 p.m. New York time on July 1, 1996, (ii) Series B 8% Convertible Exchangeable Preferred Stock, which has a liquidation preference of $1.00 per share ("Series B Preferred Stock") at any time prior to 5:00 p.m. New York time on October 1, 1996 or (iii) Series C 4% Convertible Exchangeable Preferred Stock, which has a liquidation preference of $0.50 per share ("Series C Preferred Stock" and together with the Series A Preferred Stock and Series B Preferred Stock, the "Convertible Exchangeable Preferred Stock") at any time prior to 5:00 p.m. New York time on January 1, 1997 at the purchase price of $1.00 per share. Each Warrant remaining unexercised at 5:00 p.m. New York time on January 1, 1997 shall be automatically converted, without any action on the part of the holder thereof, into one share of Mandatory Redeemable Preferred Stock, which shall have a liquidation preference of $0.50 per share and shall be mandatorily redeemable by the Company under certain circumstances. At any time from July 1, 1996 until December 31, 1998, each share of Convertible Exchangeable Preferred Stock may be exchanged for four warrants (the "Exchange Warrants" and together with the Rights, the Warrants, the Convertible Exchangeable Preferred Stock and the Mandatory Redeemable Preferred Stock, the "Securities") each of which entitles the holder thereof to purchase one share of Common Stock at a price equal to $0.653 per share which was based on the lowest average of consecutive five day closing prices of Common Stock between December 26, 1995 and July 1, 1996. The Exchange Warrants will expire July 1, 1999. Alternatively, at any time after July 1, 1996, the holder of any shares of Convertible Exchangeable Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Common Stock at $0.653 per share. On and after July 1, 1997, the Convertible Exchangeable Preferred Stock will be redeemable at the option of the Company.

     In February 1996, the Company issued 25,120,948 Warrants and received $12.6 million in gross proceeds ($11.3 million net) pursuant to the exercise of Rights. As of July 1, 1996, holders of 18,717,030 Warrants had exercised their Warrants to purchase an equal number of shares of Series A Preferred Stock at $1.00 per share. See Item 5. "Market for Registrant's Common Stock and Related Shareholder Matters."

     Restructuring of Demand Charge Obligations with the Partnership.
Effective February 1, 1996, Tatham Offshore entered into an agreement with the Partnership to prepay its remaining existing demand charge payments under the transportation agreements covering its Ewing Bank and Ship Shoal properties. Under the agreement, Tatham Offshore's demand charge obligations relative to the Ewing Bank Gathering System and the pipeline facilities constructed by the Partnership for its Ship Shoal property have been prepaid in full. In exchange, effective February 1, 1996, Tatham Offshore has (i) issued the Partnership 7,500 shares of 9% Senior Preferred Stock with a liquidation preference of $1,000 per share, (ii) added the sum of $7.5 million to the Payout Amount under the Purchase and Sale Agreement with Flextrend Development and (iii) granted to the Partnership certain rights to use and acquire the Ship Shoal Block 331 platform. The Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the 9% Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon.
If the 9% Senior Preferred Stock is not purchased by Tatham Offshore on or before September 30, 1998, it will be convertible into shares of Series A Preferred Stock based on the liquidation preference amount of the 9% Senior Preferred Stock and the equivalent market value of the Series A Preferred Stock as of the date of conversion. The increase in the Payout Amount will defer the reversion of Tatham Offshore's working interest in its Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 properties under the Purchase and Sale Agreement but will be excluded for purposes of computing the amount of the Payout Amount to be extinguished if Flextrend Development exercises one of its Working Interest Options. Tatham Offshore and the Partnership have also agreed that in the event Tatham Offshore furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. In addition, Tatham Offshore agreed to grant the Partnership the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on the Ship Shoal Block 331, provided that such use does not interfere with lease operations or other activities of Tatham Offshore. Tatham Offshore has granted the Partnership a right of first refusal relative to a sale of the platform. The agreement with the Partnership resulted in a reduction in demand charge payments of approximately $4.1 million for the fiscal year ended June 30, 1996, $7.8 million for the fiscal year ended June 30, 1997 and $5.9 million for fiscal years thereafter. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as its working interest share of all platform access and processing fees associated with the Viosca Knoll Block 817 lease.

Deepwater Royalty Relief. The ability of the Company to satisfy its anticipated capital requirements beyond those funded with the proceeds from the sale of the Warrants, Series A Preferred Stock and any of the Securities offered pursuant to the Offering will depend upon its success in implementing its business strategy, particularly its ability to develop and initiate production from the Sunday Silence field. Although the Company has pursued farmout and outside financing arrangements for its Sunday Silence project, as of this date, the Company has not been able to obtain an acceptable farmout arrangement with an industry partner or develop a financing arrangement under the current economic conditions. On November 28, 1995, a federal law was enacted that offers deepwater royalty relief for all new federal leases located in 200 meters or greater of water depth in the Gulf. For leases obtained prior to November 28, 1995, the relief provided for in the new law is not automatic but must be applied for with the Secretary of Interior (or his delegate). An applicant must demonstrate that the proposed new production for which the royalty relief is sought would not be economic to develop absent the royalty relief. The Company filed an initial application in December 1995 but was advised in late January 1996 that applications could not be accepted in advance of publication of proposed interim regulations. Proposed interim regulations implementing the new law were published by the Minerals Management Service ("MMS") in May 1996. The Company is in the process of preparing its application for royalty relief for the Sunday Silence project and anticipates filing such application within the next 30 days. Under the new legislation, a minimum of the first 52.5 million equivalent barrels of oil production from the Sunday Silence project would be exempt from federal royalties if such relief is granted. The Company believes that if the requested royalty abatement is granted, the resulting improved economics for the project will be sufficient to obtain development financing or an industry farmout arrangement. However, there can be no assurance that the Company will be granted the requested royalty abatement, enter into a farmout or financing arrangement on favorable terms, that the Sunday Silence field will be successfully developed or that production will be initiated therefrom on a timely basis, if at all. See " -- Oil and Gas Properties -- Description of Properties -- Sunday Silence (Ewing Bank Blocks 958, 959, 1002 and 1003)."

                             OIL AND GAS PROPERTIES

     Tatham Offshore currently has a portfolio of mineral leaseholds which includes producing properties and undeveloped leases. Tatham Offshore owns interests in 15 oil and gas leases in the Gulf covering approximately 83,200 gross (72,500 net) and, pursuant to the Purchase and Sale Agreement, a reversionary interest in 17,300 gross (10,100 net) acres in 3 offshore leases in the Gulf. Although a substantial portion of Tatham Offshore's acreage is undeveloped, limited drilling results have established estimated proved reserves attributable to Tatham Offshore's interests in its leases of approximately 11.9 million barrels ("MMbbls") of oil and 62.3 billion cubic feet ("Bcf') of gas as of June 30, 1996, based on a reserve report prepared by Ryder Scott Company Petroleum Engineers, an independent engineering consulting firm ("Ryder Scott").

DESCRIPTION OF PROPERTIES

     Seattle Slew (Ewing Bank Blocks 914 and 915).   The Company owns a 100%
working interest in the Seattle Slew field which is located in the Flextrend area in a water depth of approximately 1,000 feet. Seattle Slew is the initial development project in Tatham Offshore's Ewing Bank project area. The Ewing Bank project area consists of eight OCS lease blocks which contain approximately 46,000 gross acres and which the Company believes contains three development projects.

     In 1991, Tatham Offshore caused the Ewing Bank 914 #2 well to be drilled which was later connected to the seven mile gathering system constructed by the Partnership, the Ewing Bank Gathering System. The

Ewing Bank 914 #2 well, Tatham Offshore's first well on Seattle Slew, commenced production in August 1993 from the PA-4 reservoir. From the inception of production through June 30, 1996, the Ewing Bank 914 #2 well has produced a total of approximately 1.1 million barrels of oil and condensate and 3.1 Bcf of gas. Ryder Scott estimates that 0.7 Bcf of proved gas reserves and 319,000 barrels of proved oil reserves remain to be produced from the PA-4 reservoir as of June 30, 1996. Ryder Scott has assigned an additional 2.5 Bcf of proved gas reserves and 1.8 MMbbls of proved oil reserves to three additional reservoirs in the Ewing Bank 914 #2 well. The Company anticipates that the Ewing Bank 914 #2 well will need to be recompleted in one of the remaining proved reservoirs during calendar 1997. The production from the Ewing Bank 914 #2 well is transported through the Ewing Bank Gathering System to a platform where it is separated, measured and re-delivered into third party pipeline systems for transportation onshore. The Ewing Bank 914 #2 well is currently producing an average of approximately 900 barrels of oil and condensate, 2.0 MMcf of gas and 1,600 barrels of water per day. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     All future production from the Seattle Slew field is dedicated to the Partnership for transportation under a transportation agreement (the "Ewing Bank Gathering Agreement"). Under the Ewing Bank Gathering Agreement, the Partnership's obligation to construct facilities to transport production from new wells is subject to the mutual agreement of the parties and the Partnership's determination that such facilities will be economic. See "-- Customers and Contracts -- Ewing Bank Gathering Agreement."

     Silent Beauty (West Delta Block 35). Silent Beauty is a producing field located 10 miles off the coast of Louisiana in approximately 60 feet of water. Silent Beauty was acquired by Tatham Offshore in the May 1992 OCS lease sale for approximately $224,000 to drill for and produce remaining reserves in a fault block of an abandoned field. In late 1992, Tatham Offshore farmed-out the property and retained a 38% working interest in West Delta Block 35. The #A-1 well began producing in July 1993 and the #A-9 well began producing in March 1994. From the inception of production through June 30, 1996, the Silent Beauty field has produced 2.2 Bcf of gas and 22,000 barrels of oil, net to the Company's interest. Ryder Scott estimates that Tatham Offshore's interest in the West Delta Block 35 field contained approximately 1.8 Bcf of proved gas reserves and 20,000 barrels of proved oil reserves as of June 30, 1996. The gas production from the West Delta 35 field is transported onshore through an interstate pipeline system and the oil production is currently transported onshore by barge.

     Sunday Silence (Ewing Bank Blocks 958, 959, 1002 and 1003). The Company owns a 100% working interest in the Sunday Silence field, a recently discovered and currently undeveloped field that is comprised of 20,160 gross and net acres located approximately six miles south of the Seattle Slew field in water depths ranging from 1,400 to 1,600 feet. In July 1994, Tatham Offshore completed the drilling of an exploratory well at Sunday Silence, the Ewing Bank 958 #1. Logs and sidewall cores indicate that the Ewing Bank 958 #1 well contains approximately 380 feet of oil and gas pay. The Ewing Bank 958 #1 well, which was drilled to a total measured depth of 17,600 feet, identified pay zones in the Pliocene aged formations lying primarily at measured depths between 10,000 and 15,000 feet. Ryder Scott estimates that approximately 6.2 Bcf of proved gas reserves and 4.4 MMbbls of proved oil reserves are attributable to Tatham Offshore's interest in the Ewing Bank 958 #1 well as of June 30, 1996.

     Tatham Offshore completed drilling its second Sunday Silence well at Ewing Bank Block 1003 in late September 1994 to delineate the field. During October 1994, the Ewing Bank 1003 #1 delineation well was flow-tested at a rate of approximately 8,700 barrels of oil and 5.4 MMcf of gas per day. Ryder Scott estimates that approximately 1.1 Bcf of proved gas reserves and 1.8 MMbbls of proved oil reserves are attributable to Tatham Offshore's interest in the Ewing Bank 1003 #1 well.

     Subject to obtaining financing or an appropriate joint venture partner, Tatham Offshore anticipates that the initial two Sunday Silence wells and any subsequent delineation wells will be reentered and completed for production after the installation of a SPAR buoy production facility. Production from Sunday Silence is dedicated to the Partnership under the Ewing Bank Gathering Agreement. See "-- Customers and Contracts -- Ewing Bank Gathering Agreement" and "-- Recent Developments -- Deepwater Royalty Relief." Also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Phar Lap (Viosca Knoll Block 817). Phar Lap is a development project that is comprised of 5,760 gross acres located approximately 40 miles off the coast of Louisiana in 650 feet of water. Tatham Offshore was assigned a 100% working interest in the leases covering the Phar Lap acreage in July 1993 pursuant to a farm-in agreement with Petrofina Delaware, Inc. and Fina Oil and Chemical Company. In October 1994, the Company assigned a 25% working interest in Viosca Knoll Block 817 and certain contiguous leases to F-W Oil Interest, Inc.,
J. Ray McDermott Properties, Inc. and J. Ray McDermott, Inc. (collectively, the "Phar Deep Partners") in exchange for funding an exploratory well on Viosca Knoll Block 818. Tatham Offshore has since assigned a 75% working interest (56.25% net revenue interest) in the Phar Lap project to Flextrend Development, subject to certain reversionary rights. The Phar Lap project consists of Viosca Knoll Block 817 above the stratigraphic equivalent of the base of the Tex X-6 Sand.

     In September 1995, Tatham Offshore entered into an agreement the Phar Deep Partners pursuant to which Tatham Offshore reacquired in the aggregate a 25% working interest in Viosca Knoll Blocks 772/773, 774, 817, 818 and 861 (the "Subject Interests"). In return, Tatham Offshore (i) assumed all leasehold and development obligations with respect to the Subject Interests and (ii) issued a Convertible Production Payment (defined below) to each Phar Deep Partner.
Under the Convertible Production Payment, the Phar Deep Partners are entitled in the aggregate to 25% of the proceeds from production attributable to the Subject Interests (after deducting all leasehold operating expenses, including platform access and processing fees) until the Phar Deep Partners have received the aggregate sum of $16.0 million. At the option of the Phar Deep Partners, the unrecovered portion of the Convertible Production Payment may be converted into Common Stock at a price of $8.00 per share. Under certain conditions, the Phar Deep Partners have the right to require DeepTech to purchase the Convertible Production Payment for an amount equal to 50% of the unrecovered portion thereof.

     The Company and Flextrend Development have concluded their drilling program and have completed the drilling of eight natural gas wells on Viosca Knoll Block 817. The Viosca Knoll Block 817 project is currently producing an aggregate of approximately 90 MMcf of gas per day. The well deliverability from the Viosca Knoll Block 817 project is in excess of 90 MMcf per day but is limited to such amount by the production equipment currently located on the production platform. The production equipment is currently being upgraded which should allow the total deliverability from the Viosca Knoll Block 817 project to increase to approximately 125 MMcf per day. From the inception of production through June 30, 1996, the Viosca Knoll project has produced 2.2 Bcf of gas, net to the Company's current interest. Ryder Scott estimates that approximately 17.2 Bcf of proved gas reserves are attributable to Tatham Offshore's current 25% working interest in the Viosca Knoll Block 817 project as of June 30, 1996. Pursuant to the Purchase and Sale Agreement, the Company will receive a reassignment of at least a 37.5% working interest upon satisfaction of the Payout Amount.

     Genuine Risk (Ship Shoal Block 331). The Genuine Risk project is located approximately 75 miles off the coast of Louisiana in 370 feet of water. Tatham Offshore acquired the 5,278 gross acre lease in the OCS lease sale in August 1992 for approximately $224,000 and holds a 100% working interest therein. Prior leaseholders drilled two wells on Genuine Risk, both of which identified oil and gas bearing formations, but such leaseholders allowed the lease to expire.

     Tatham Offshore installed a drilling and production platform on Ship Shoal Block 331 (the "Ship Shoal Platform") in February 1994. Once the Ship Shoal Platform was installed, Tatham Offshore drilled and completed two wells and initiated production in July 1994. A third well was subsequently drilled and completed. The Partnership constructed flow lines from the Ship Shoal Platform to a platform owned by the Partnership located at Ship Shoal Block 332 (the "Ship Shoal Extension") to transport production from such wells. Production and completion problems have caused each of the three wells at Genuine Risk to be shut-in. In connection with the Company's assessment of its Ship Shoal Block 331 property and its decision to seek a sale of all or a portion of such property, or a joint venture partner, the Company reduced its investment in its Ship Shoal Block 331 property by $8.0 million during the fiscal year ended June 30, 1996. Prior to the production problems, the Genuine Risk project produced 88 MMcf of gas and 31,500 barrels of oil. Ryder Scott estimates that 24.4 Bcf of proved gas reserves and 3.2 MMbbls of proved oil reserves are attributable to Tatham Offshore's interest in Genuine Risk.

     Spectacular Bid (Garden Banks Block 72). Garden Banks Block 72 covers approximately 5,760 gross (2,880 net) acres and is located 120 miles off the coast of Louisiana in approximately 550 feet of water. Tatham Offshore and MidCon Exploration Company ("MidCon Exploration") jointly bought the Garden Banks Block 72 lease in the August 1991 OCS lease sale for a joint bid of $3.7 million. On June 30, 1995, Tatham Offshore assigned its 50% working interest (approximately 40.2% net revenue interest) in Garden Banks Block 72 to Flextrend Development, subject to certain reversionary rights. MidCon Exploration owns the remaining 50% working interest in Garden Banks Block 72.

     In May 1996, Flextrend Development placed on production two wells at Garden Banks Block 72. Since the inception of production through June 1996, Garden Banks Block 72 produced 25 MMcf of gas and 48,000 barrels of oil, net to Flextrend Development's interest. In September 1996, a third well was placed on production. The three wells are currently producing an average of approximately 3,600 barrels of oil and 6.5 MMcf of gas per day. Gas production is being transported through the Stingray system and the oil production is being transported through the Poseidon Oil Pipeline. Flextrend Development has drilled an additional well on Garden Banks Block 72 which it is in the process of completing. A fifth well is currently planned for the field. Pursuant to the Purchase and Sale Agreement, the Company will receive a reassignment of at least a 25% working interest upon satisfaction of the Payout Amount.

     Spend A Buck (Garden Banks Block 117). Garden Banks Block 117 covers 5,760 gross (2,880 net) acres adjacent to Garden Banks Block 72 and is located in approximately 1,000 feet of water. Tatham Offshore and MidCon Exploration jointly acquired the Garden Banks Block 117 lease from Shell Offshore, Inc. under a farm-in arrangement. The farm-in agreement provides that Shell Offshore, Inc. retains a 1/12 overriding royalty interest in Spend A Buck with an option to convert the overriding royalty interest into a 30% working interest after the property has produced 25 million net equivalent barrels of oil. In November 1994, Tatham Offshore announced that it had completed the drilling of a new field discovery at Garden Banks Block 117. The Garden Banks 117 #1 well was flow-tested at a rate of approximately 10,500 barrels of oil and 11.9 MMcf of gas per day. On June 30, 1995, Tatham Offshore assigned its 50% working interest (approximately 40.2% net revenue interest) in Garden Banks Block 117 to Flextrend Development, subject to certain reversionary rights. MidCon Exploration owns the remaining 50% working interest in Garden Banks Block 117.

     In July 1996, Flextrend Development initiated production from the Garden Banks 117 #1 well which is currently producing approximately 2,500 barrels of oil, 5.0 MMcf of gas and 2,900 barrels of water per day. Flextrend Development is in the process of drilling a second well on the Garden Banks Block 117 lease which, if successful, Flextrend Development intends to complete and place on production during the fourth quarter of 1996. Gas production is transported on the Stingray system and oil production is transported through the Poseidon Oil Pipeline. Pursuant to the Purchase and Sale Agreement, the Company will receive a reassignment of at least a 25% working interest upon satisfaction of the Payout Amount.

INTERNATIONAL OPPORTUNITIES

     In August 1995, the Company formed a wholly-owned subsidiary, Tatham Offshore (Jersey) Ltd. ("TOJ"), to pursue certain international opportunities. TOJ is in the process of attempting to obtain offshore concessions from the government of Nigeria. TOJ has entered into an agreement with an independent oil and gas company that is also attempting to obtain offshore concessions from the government of Nigeria. If either TOJ or such independent oil and gas company receives a concession from the government of Nigeria, the parties have agreed to assign a 50% working interest in such property or properties to the other party. There are no assurances that TOJ will be granted a concession or that the terms and conditions that would apply to a concession if granted would be acceptable to TOJ.

     In February 1996, TOJ entered into an agreement pursuant to which it received an option to acquire up to 2,500,000 shares, a 12.5% equity interest in Gas Participacoes Ltda. ("GASPART"). GASPART in turn owns a minority equity interest (approximately 41.5%) in seven local natural gas distribution companies in Brazil. The remaining equity interest in each local distribution company is owned by Petrobras, the Brazilian state-owned oil company, and the state government for the state in which its operations are conducted. The option is exercisable in whole or part at a price of $1.35 per share plus interest thereon from February 1996 at the London Interbank Offering Rate. The option expires during the third calendar quarter of 1997.

     The Company has entered into a drilling arrangement (the "Drilling Arrangement") with Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex"). Under the terms of the Drilling Arrangement, the Company has certain options with respect to the use of the semisubmersible drilling rig, the FPS Bill Shoemaker, in the Newfoundland Grand Banks Area, offshore Canada. These options include the use of the FPS Bill Shoemaker for the drilling of a well prior to the deployment of the rig for a third party and the use of the rig following the completion of the third party operations, subject to certain consents and subject to availability. The FPS Bill Shoemaker is owned by an affiliate of DeepTech and operated by Sedco Forex under a management agreement. See "-- Customers and Contracts - Drilling Arrangement with Sedco Forex."

CUSTOMERS AND CONTRACTS

     EWING BANK GATHERING AGREEMENT

     In July 1992, Ewing Bank Gathering Company, L.L.C., a subsidiary of the Partnership ("Ewing Bank Gathering"), DeepTech and Tatham Offshore entered into the Ewing Bank Gathering Agreement. Pursuant to the Ewing Bank Gathering Agreement and the Master Gas Dedication Agreement, all existing and future oil and gas production from Tatham Offshore's leaseholds in the Ewing Bank project area, which includes Ewing Bank Block 914 and seven other contiguous Ewing Bank blocks, is dedicated to Ewing Bank Gathering for transportation. Effective February 1, 1996, all remaining existing demand charges payable by Tatham Offshore to Ewing Bank Gathering under this agreement were prepaid. See "-- Recent Developments -- Restructuring of Demand Charge Obligations with the Partnership." Tatham Offshore remains obligated to pay commodity charges to Ewing Bank Gathering under the existing agreement equal to 4% of the commodity value of oil and gas transported through the Ewing Bank Gathering System. For the year ended June 30, 1996, the monthly commodity charges paid thereunder averaged $0.16 per Mcf of gas and $0.91 per bbl of oil transported.

     The Ewing Bank Gathering Agreement remains in effect for the productive life of the reserves or, if earlier, the expiration of 50 years from the date of first production (August 1993). Under the Ewing Bank Gathering Agreement, Ewing Bank has agreed to provide future gathering facilities subject to mutual agreement between the parties and the determination by the Partnership that such facilities would be economic. If pursuant to the Ewing Bank Gathering Agreement such facilities are constructed by the Partnership or any of its subsidiaries to transport additional production from the Ewing Bank project area, the construction of such facilities would require Tatham Offshore to pay additional demand charges and commodity charges.

     OFFSHORE MARKETING AGREEMENTS

     Tatham Offshore and Offshore Gas Marketing, Inc. ("Offshore Marketing"), an affiliate of Tatham Offshore, have entered into agreements whereby Offshore Marketing has agreed to purchase all of the gas, oil and condensate produced by Tatham Offshore. Offshore Marketing has agreed to purchase such production at the platforms to which it is delivered and, through October 1995, the sales prices paid to Tatham Offshore were based upon contractually agreed upon posted prices. In November 1995, Tatham Offshore renegotiated its agreement with Offshore Marketing to provide Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling the Company's production. During the fiscal year ended June 30, 1996, Tatham Offshore's sales to Offshore Marketing totaled $19.2 million.

     MASTER GAS DEDICATION AGREEMENT

     In December 1993, the Partnership and Tatham Offshore entered into the Master Gas Dedication Agreement pursuant to which Tatham Offshore dedicated to the Partnership transportation of all future production, if any, from Tatham Offshore's Phar Lap, Spectacular Bid, Spend A Buck and Genuine Risk project areas and, in certain cases, additional acreage contained in adjoining areas of mutual interest. In exchange, the Partnership agreed to install certain pipeline facilities necessary to transport production from these areas and to provide transportation services with respect to such production. Pursuant to the terms of the Purchase and Sale Agreement, Flextrend Development has assumed all of Tatham Offshore's obligations under the Master Gas Dedication Agreement and certain ancillary agreements with respect to the Spend A Buck, Spectacular Bid, and the Phar Lap properties. See " -- Recent Developments -- Restructuring of Demand Charge Obligations with the Partnership."

     DRILLING ARRANGEMENT WITH SEDCO FOREX

     In September 1996, the Company entered into the Drilling Arrangement with Sedco Forex. The Drilling Arrangement includes the use of the semisubmersible drilling rig, the FPS Bill Shoemaker, and will become effective upon the mobilization of the rig to the Company's initial location. The initial contract term of the Drilling Arrangement is for 90 days or, if sooner, the completion of the Company's initial drilling operation and the mobilization of the rig to another location. The Company may, at its option, extend the initial contract term through (i) three successive one well options or (ii) two successive one year terms. Under the terms of the Drilling Arrangement, the Company has committed to pay Sedco Forex a drilling rate of $70,000 per day with a standby rate of $66,700 per day. As security for its obligations under the Drilling Arrangement, the Company is required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating day rate for the contract term. In the event that the Company exercises its option to extend the Drilling Arrangement, the Company and Sedco Forex must agree upon additional security for the extension period.

     During the term of the Drilling Arrangement, the Company has the right to sub-contract the rig to other operators. If the rig is sub-contracted to another operator, the Company will receive the difference between the sub-contract rate and the above agreed upon rates, if any. The FPS Bill Shoemaker is owned by an affiliate of DeepTech and operated by Sedco Forex under a charter agreement. The Drilling Arrangement is conditioned upon the completion of a third party financing that will fund certain improvements to the FPS Bill Shoemaker. Sedco Forex has the right to substitute a similar drilling rig for the FPS Bill Shoemaker in the event the FPS Bill Shoemaker is unavailable due to a previously submitted bid for work offshore Canada. In the event Sedco Forex elects to carry out such rig substitution, the Company has (i) an option to use the FPS Bill Shoemaker in the Newfoundland Grand Banks Area rather than the substitute rig to complete the initial contract term prior to the use by the third party, subject to availability, and subject to higher contract rates to account for the additional costs incurred by Sedco Forex as a result of operations offshore Canada, and (ii) an additional option, upon completion of the third party work and subject to the use of the rig for certain other projects, to contract to use the rig for the drilling of one well at the then prevailing contract price.

OIL AND GAS RESERVES

     Estimates of Tatham Offshore's oil and gas reserves as of June 30, 1996 have been made by Ryder Scott, an independent engineering consulting firm. Ryder Scott's estimates of Tatham Offshore's total proved developed and proved undeveloped reserves of oil and gas were as follows:


                                            June 30, 1996
                                        Oil (Mbbl)       Gas(1) (MMcf)
                             ----------------------------------------------
                              Proved      Proved      Proved      Proved
                             Developed  Undeveloped  Developed  Undeveloped

    Phar Lap(2)                     --           --     15,694        1,466
    Silent Beauty                   20           --      1,847           --
    Genuine Risk                   978        2,214      8,021       16,348
    Seattle Slew                 2,088           --      3,178           --
    Sunday Silence                  --        6,168         --        7,279
                             ---------  -----------  ---------  -----------
      Subtotal                   3,086        8,382     28,740       25,093
    Reversionary Interest
     in Assigned Properties        302           96      6,534        1,893
                             ---------  -----------  ---------  -----------
      Total                      3,388        8,478     35,274       26,986
                             =========  ===========  =========  ===========


(1) Gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit.
(2) The Company's 25% working interest in Phar Lap is subject to a $16.0 million Convertible Production Payment payable from 25% of the net proceeds from such interest. See "-- Oil and Gas Properties -- Description of Properties -- Phar Lap (Viosca Knoll Block 817)."

     In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices, future operating costs and future plugging and abandonment costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different sites, may vary substantially. The meaningfulness of such estimates is highly dependent upon the assumptions upon which they are based.

     Furthermore, Tatham Offshore's Phar Lap property has only been producing since December 1995 and, accordingly, estimates of future production are based on this limited history. Estimates with respect to proved undeveloped reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. A significant portion of Tatham Offshore's reserves is based upon volumetric calculations. Further, Tatham Offshore's proved undeveloped reserves will require substantial additional capital to develop and produce. There can be no assurance that Tatham Offshore will be able to finance the development and production of such reserves. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The following table sets forth as of June 30, 1996, the estimated future net cash flows and the present value of estimated future net cash flows discounted at 10% per annum, from the production and sale of the proved developed and undeveloped reserves attributable to Tatham Offshore's interest in gas and oil properties as of such date, as determined by Ryder Scott in accordance with the requirements of applicable accounting standards before income taxes.


                                                          June 30, 1996
                                               --------------------------------
                                                Proved      Proved       Total
                                               Developed  Undeveloped    Proved
                                                          (In thousands)

Estimated future net cash flows from
   proved reserves before
   income taxes(1)............................ $  78,440     $ 87,471    $ 165,911
Present value of estimated future net
   cash flows from proved reserves
   before income taxes (discounted
   at 10%) (1)................................ $  59,296     $ 49,717    $ 109,013

______________
(1) In preparing such estimates, Ryder Scott used prices of $19.27 per barrel of oil and $2.48 per Mcf of gas as of June 30, 1996, the weighted average prices that Tatham Offshore estimates it would have received, assuming production from all of its properties with proved reserves.

     In accordance with applicable requirements of the Securities and Exchange Commission (the "Commission"), the estimated discounted future net revenues from estimated proved reserves are based on prices and costs at fiscal year end unless future prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for gas and oil, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

     In accordance with methodology approved by the Commission, specific assumptions were applied in the computation of the reserve evaluation estimates. Under this methodology, future net cash flows are determined by reducing estimated future gross cash flows to Tatham Offshore for oil and natural gas sales by the estimated costs to develop and produce the underlying reserves, including future capital expenditures, operating costs, transportation costs, royalty and overriding royalty burdens, production payments and net profits interest expense on certain of Tatham Offshore's properties.

     Future net cash flows were discounted at 10% per annum to arrive at discounted future net cash flows. The 10% discount factor used to calculate present value is required by the Commission, but such rate is not necessarily the most appropriate discount rate. Present value of future net cash flows, irrespective of the discount rate used, is materially affected by assumptions as to timing of future oil and natural gas prices and production, which may prove to be inaccurate. In addition, the calculations of estimated net revenues do not take into account the effect of certain cash outlays, including, among other things, general and administrative costs, interest expense and dividends. The present value of future net cash flows shown above should not be construed as the current market value as of June 30, 1996, or any prior date, of the estimated oil and natural gas reserves attributable to Tatham Offshore's properties.

PRODUCTION, UNIT PRICES AND COSTS

     The following table sets forth certain information regarding the production volumes of, average unit prices received for and average production costs for Tatham Offshore's sale of oil and gas for the periods indicated:


                                                  NATURAL GAS
                                           FISCAL YEAR ENDED JUNE 30,
                                           --------------------------
                                           1994       1995       1996
                                           ----       ----       ----
Net gas production (MMcf)................  2,937      1,505     3,274
Average gas sales price (per Mcf)........  $2.34      $1.67     $2.51
Average production costs (1) (per Mcf)...  $1.45      $2.33     $1.50

                                              OIL AND CONDENSATE
                                           FISCAL YEAR ENDED JUNE 30,
                                           --------------------------
                                           1994       1995       1996
                                           ----       ----       ----
Net production (Mbbl)....................    395        333       418
Average sales price (per barrel).........  $13.36    $16.67    $18.83
Average production costs (1) (per barrel)  $10.79    $28.02    $19.86

(1) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include demand and commodity charges under transportation agreements, platform access and processing fees, maintenance and repair, labor and utilities costs.

     The relationship between Tatham Offshore's average prices and its average production costs depicted by the table above is not necessarily indicative of future results of operations expected by Tatham Offshore. Average production costs exceeded average sales prices in 1995 due primarily to production problems experienced by the Ewing Bank 914 #2 well and the three wells at Genuine Risk. See "-- Oil and Gas Properties -- Description of Properties -- Seattle Slew (Ewing Bank Blocks 914 and 915)" and " -- Genuine Risk (Ship Shoal Block 331)."

ACREAGE

     The following table sets forth the developed and undeveloped oil and gas acreage in which Tatham Offshore held an interest as of June 30, 1996. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of gas and oil, regardless of whether or not such acreage contains proved reserves. Almost all of Tatham Offshore's acreage is undeveloped. Gross acres in the following table refer to the combined number of acres in which a working interest is owned directly by Tatham Offshore. The number of net acres is the sum of the fractional ownership of working interests owned directly by Tatham Offshore in the gross acres.


                                              GROSS    NET
                                             ------  ------
             Developed acreage ...........    5,360   4,124
             Undeveloped acreage .........   77,840  68,376
                                             ------  ------
             Total acreage ...............   83,200  72,500
                                             ======  ======

OIL AND GAS DRILLING ACTIVITY

     The following table sets forth the gross and net number of productive, dry and total exploratory wells and development wells that Tatham Offshore drilled in each of the years ended June 30, 1994, 1995 and 1996:

                                            Fiscal Year Ended June 30,
                                ----------------------------------------------
                                    1994             1995             1996
                                ------------  ----------------  --------------
                                Gross    Net    Gross      Net    Gross    Net

EXPLORATORY
Productive ...................   3.00   3.00     2.00     1.50      --      --
Dry ..........................   1.00    .67     2.00     2.00      --      --
                                -----   ----  -------  -------  -------   ----
Total ........................   4.00   3.67     4.00     3.50      --      --
                                =====   ====  =======  =======  =======   ====

DEVELOPMENT
Productive ...................   1.00    .38     1.00     1.00     4.00   1.00
Dry ..........................     --     --       --       --     1.00    .25
                                -----   ----  -------  -------  -------   ----
Total ........................   1.00    .38     1.00     1.00     5.00   1.25
                                =====   ====  =======  =======  =======   ====


     Subsequent to June 30, 1996, Tatham Offshore has completed one gross (.25 net) productive development well and has conducted recompletion operations on one gross (.38 net) well. As of August 30, 1996, Tatham Offshore owned 8 gross and 3.01 net producing wells. As of August 30, 1996, Tatham Offshore is conducting completion operations on one of three additional gross (.75 net) development wells which are pending completion.

COMPETITION

     The exploration and production business is highly competitive. In seeking to obtain desirable new leases and exploration prospects, Tatham Offshore faces competition from both major and independent oil and gas companies. Many of these competitors have financial and other resources substantially in excess of those available to Tatham Offshore and may, accordingly, be better positioned to acquire and exploit prospects, hire personnel and market production. In addition, many of Tatham Offshore's larger competitors may be better able to withstand the effect of changes in factors such as worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels and the application of government regulations, which affect demand for Tatham Offshore's oil and natural gas production and which are beyond the control of Tatham Offshore.

     There is also extensive competition in the market for gas and oil produced by Tatham Offshore. Increases in worldwide energy production capability, decreases in energy consumption as a result of conservation efforts, and the continued development of alternate energy sources have brought about substantial surpluses in gas and oil supplies in recent years resulting in substantial competition for the marketing of gas and oil. As a result, there have been reductions in gas and oil prices and delays in producing and marketing natural gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport natural gas for regulated fees and an increasing tendency to rely on short-term sales contracts priced at spot market prices. See "-- Regulation."

                                   REGULATION

GENERAL

     The oil and gas industry is extensively regulated by federal and state authorities in the United States. Legislation affecting the oil and gas industry is under constant review and statutes are constantly being adopted, expanded or amended. Further, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business.

EXPLORATION, PRODUCTION AND DEVELOPMENT

     The exploration, production and development operations of Tatham Offshore are subject to regulation at the federal and state levels. Such regulation includes requiring permits for the drilling of wells and maintaining bonding and insurance requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. Tatham Offshore's exploration, production and development operations are also subject to various conservation laws and regulations.
These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled, the levels of production, and the unitization or pooling of gas and oil properties.

     Substantially all of Tatham Offshore's oil and gas lease acreage was granted by the federal government and is being administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on these leases and calculation of royalty payments to the federal government. The Mineral Leasing Act of 1920 ("MLA") and similar acts and regulations place limitations on the number of acres under federal leases that may be owned in any one state. The MLA and the Outer Continental Shelf Land Act ("OCSLA") and related regulations also may restrict a corporation from the holding of federal onshore gas and oil leases if stock of such corporation is owned by citizens of foreign countries that are not deemed reciprocal under such act. Reciprocity depends, in large part, on whether the laws of the foreign jurisdiction prohibit or otherwise restrict a citizen of the United States from owning minerals and/or rights related thereto in such jurisdiction.

     Tatham Offshore presently has interests in or rights to offshore leases located in federal waters. Federal leases are administered by the MMS. Individuals and entities must qualify with the MMS prior to owning and operating any leasehold or right-of-way interest in federal waters. Such qualification with the MMS generally involves filing certain documents with the MMS and obtaining an area-wide performance bond and, in some cases, supplemental bonds representing security deemed necessary by the MMS in excess of the area-wide bond requirements for facility abandonment and site clearance costs.

     In August 1993, the MMS issued a final rule that addressed the new levels of bond coverage required of OCS lessees in connection with the plugging and abandoning of wells located offshore, the removal of all production facilities and site clearance costs. The coverage is designed to reflect an appropriate balance between encouraging the maximum economic recovery of gas and oil from federal offshore leases while providing the federal government an adequate level of protection in the event the lessee defaults on its obligations to properly abandon lease wells and remove platforms and other structures from the property.

ENVIRONMENTAL

     General. Tatham Offshore's operations are subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health and safety, waste management and chemical products. To the best of the Company's knowledge, its operations are in substantial compliance, and are expected to continue to comply in all material respects, with applicable environmental laws, regulations and ordinances.

     It is possible, however, that future developments, such as stricter environmental laws, regulations or enforcement policies could affect the handling, manufacture, use, emission or disposal of substances or wastes by Tatham Offshore. Moreover, some risk of environmental costs and liabilities is inherent in Tatham Offshore's operations and products as it is with other companies engaged in similar or related businesses, and there can be no assurance that material costs and liabilities, including substantial fines and criminal sanctions for violation of environmental laws and regulations, will not be incurred by the Company.

     Solid Waste. Tatham Offshore's operations may generate or transport both hazardous and nonhazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act and comparable state statutes. Further, it is possible that some wastes that are currently classified as nonhazardous, perhaps including wastes currently generated during exploration, development and production operations may, in the future be designated as "hazardous wastes," which are subject to more rigorous and costly disposal requirements. Such changes in the regulations may result in additional expenditures or operating expenses by Tatham Offshore.

     Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes, also known as "Superfund" laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site, and companies that transport, dispose of or arrange for the disposal of, the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency ("EPA") and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Despite the "petroleum exclusion" of Section 101(14) that encompasses natural gas, Tatham Offshore may generate or transport "hazardous substances" within the meaning of CERCLA, or comparable state statutes, in the course of its ordinary operations. Thus, Tatham Offshore may be responsible under CERCLA or the state equivalents for all or part of the costs required to clean up sites where a release has occurred.

     Air. Tatham Offshore's operations may be subject to the Clean Air Act ("CAA") and comparable state statutes. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from operation. The EPA and the states have been developing regulations to implement these requirements. Tatham Offshore may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, Tatham Offshore does not believe its operations will be materially adversely affected by any such requirements.

     Water. The Federal Water Pollution Control Act ("FWPCA") imposes strict controls against the unauthorized discharge of produced waters and other oil and gas wastes into navigable waters. The FWPCA provides for civil and criminal penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the Oil Pollution Act of 1990 ("OPA"), imposes substantial potential liability for the costs of removal, remediation and damages. Similarly, the OPA imposes liability for the discharge of oil into or upon navigable waters or adjoining shorelines. Among other things, the OPA raises liability limits, narrows defenses to liability and provides more instances in which a responsible party is subject to unlimited liability. One provision of the OPA requires that offshore facilities establish and maintain evidence of financial responsibility of $150 million. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of an unauthorized discharge of petroleum or its derivatives into state waters. Further, the Coastal Zone Management Act authorizes state implementation and development of programs of management measures for nonpoint source pollution to restore and protect coastal waters.

     Endangered Species. The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened plant and animal species, nor destroy or modify the critical habitat of such species. Under the ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA provides for criminal penalties for willful violations of the Act. Other statutes which provide protection to animal and plant species and thus may apply to Tatham Offshore's operations are the Marine Mammal Protection Act, the Marine Protection and Sanctuaries Act, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act.

SAFETY AND HEALTH REGULATIONS

     Tatham Offshore is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that Tatham Offshore will be required in the near future to expend amounts that are material in the aggregate to Tatham Offshore's overall operations by reason of occupational safety and health laws and regulations, but inasmuch as such laws and regulations are frequently changed, Tatham Offshore is unable to predict the ultimate cost of compliance.

                       OPERATIONAL HAZARDS AND INSURANCE

     Tatham Offshore's exploration, production and development operations are subject to the usual hazards incident to the drilling and production of natural gas and crude oil, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damages and suspension of operations.

     Tatham Offshore maintains insurance of various types that it considers to be adequate to cover its operations. Such insurance is subject to deductibles that Tatham Offshore considers reasonable and not excessive. Consistent with insurance coverage generally available to the industry, Tatham Offshore's insurance policies do not provide coverage for losses or liabilities relating to pollution, except for sudden and accidental occurrences.

                                   EMPLOYEES

     Tatham Offshore has no employees. All individuals, including executive officers, necessary to meet the financial, geological, engineering and other technical and administrative requirements of Tatham Offshore are provided by DeepTech pursuant to a management agreement with Tatham Offshore (the "Management Agreement"), or affiliates of DeepTech pursuant to service contracts. Pursuant to the Management Agreement, Tatham Offshore agreed to pay to DeepTech an annual management fee of $2.0 million, payable monthly, plus 40% of DeepTech's unreimbursed overhead through October 31, 1995. In an effort to minimize the Company's projected operating cash shortfall, Tatham Offshore and DeepTech agreed to decrease the amount of managerial and administrative services provided by DeepTech to the Company and amend the Management Agreement effective November 1, 1995. The amended Management Agreement provides for an annual management fee of 27.4% of DeepTech's overhead expenses. For the fiscal year ended June 30, 1996, Tatham Offshore reimbursed DeepTech $4.4 million pursuant to such Management Agreement.

                              CERTAIN DEFINITIONS

     The following are abbreviations and words commonly used in the oil and gas industry and in this Annual Report on Form 10-K.

     "bbl" or "barrel" means barrel, a standard measure of volume for oil, condensate and natural gas liquids which equals 42 U.S. gallons.

     "Bcf" means billion cubic feet (or thousand MMcf).

     "condensate" means a hydrocarbon mixture that becomes liquid and separates, similar to crude oil, from natural gas when it is produced.

     "development well" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

     "exploratory well" means a well drilled to find commercially productive hydrocarbons in an unproved area or to extend significantly a known oil or natural gas reservoir.

     "farm-in" or "farm-out" refers to an agreement whereunder the owner of a working interest in an oil and gas lease delivers the contractual right to earn the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn a working interest in the acreage. The assignor usually retains a royalty or a working interest after payout in the lease. The assignor is said to have "farmed-out" the acreage. The assignee is said to have "farmed-in" the acreage.

     "gross" oil and natural gas wells or "gross" acres are the total number of wells or acres, respectively, in which the Company has an interest, without regard to the size of that interest.

     "Mbbl" means thousand barrels.

     "Mcf" means thousand cubic feet, a standard measure of volume for gas.

     "MMbbls" means million barrels.

     "MMbtu" means million British Thermal Units, a unit of heat measure with one btu being the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit.

     "MMcf" means million cubic feet.

     "net" oil and natural gas wells or "net" acres are the total gross number of wells or acres, respectively, in which the Company has an interest multiplied times the Company's working interest in such wells or acres.

     "OCS" means Outer Continental Shelf, an area offshore the United States over which the federal government has jurisdiction, which extends from the end of state territorial waters (three to nine nautical miles offshore, depending on the state) to 200 nautical miles from shore. The term OCS as used herein includes not only those areas on the Shelf itself, but those areas in the Flextrend and the Deepwater, to a limit of 200 nautical miles, as well.

     "royalty" means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually carved from the leasehold interest pursuant to an assignment to a third party reserved by an owner of the leasehold in connection with a transfer of the leasehold to a subsequent owner.

     "working interest" means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100% working interest in a lease burdened only by a landowner's royalty of 12.5% would be required to pay 100% of the costs of a well but would be entitled to retain 87.5% of the production.

     In this Annual Report, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit.

ITEM 2. PROPERTIES

     Information on properties of Tatham Offshore is included in Item 1. "Business."

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain legal proceedings which have arisen in the ordinary course of business. Management believes that the outcome of such proceedings will not have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal quarter ended June 30, 1996, a total of 7 stockholders holding an aggregate 50.1% of Common Stock outstanding consented in writing to the adoption of an amendment to the Company's Non-Employee Director Stock Option Plan. In connection therewith, the Company will send an Information Statement to the Company's stockholders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of August 30, 1996 regarding the executive officers of Tatham Offshore. Each executive officer named in the following table has been elected to serve until his successor is duly appointed or elected or until his or her earlier removal or resignation from office. No arrangement or understanding exists between any executive officer of Tatham Offshore and any other person pursuant to which he or she was or is to be selected as an officer.


    NAME                AGE  POSITION(S)
Thomas P. Tatham         50  Chairman of the Board, Chief Executive Officer and a
                             Director

Antoine Gautreaux, Jr.   43  Chief Operating Officer

Diana J. Walters         33  Chief Financial Officer and a Director

Dennis A. Kunetka        47  Senior Vice President--Corporate Finance and Investor Relations

Kenneth E. Beeney        37  Vice President -- Chief Geophysicist and a Director

John D. Pike             41  Vice President -- Chief Geologist

Edward J. Gibbon, Jr.    50  Vice President -- Reservoir Engineering

Jeffrey K. Lucas         40  Vice President -- Land Manager



     Thomas P. Tatham has served as Chairman of the Board and a Director of Tatham Offshore since its inception in 1988. In addition, Mr. Tatham has served as Chairman of the Board, Chief Executive Officer and a Director of DeepTech International Inc. ("DeepTech") and Chairman of the Board of Leviathan Gas Pipeline Company ("Leviathan"), affiliates of Tatham Offshore, since October 1989 and February 1989, respectively. In addition, Mr. Tatham served as Chief Executive Officer of Leviathan from February 1989 until June 1995.
Mr. Tatham has over 25 years experience in the oil and gas industry. He founded Mid American Oil Company in 1970 and served as Chairman of the Board and Chief Executive Officer until he sold his interest therein to Centex Corporation in 1979. In 1979, Mr. Tatham founded Tatham Corporation to acquire Sugar Bowl Gas Corporation ("Sugar Bowl"), the second largest intrastate pipeline system in Louisiana. He served as Chairman of the Board of Tatham Corporation from 1979 to December 1983, at which time it sold the assets of Sugar Bowl to a joint venture between MidCon Corp. and Texas Oil and Gas, Inc. From 1984 to 1988, Mr. Tatham pursued personal investments in various industries, including the oil and gas industry. Mr. Tatham serves as a director of J. Ray McDermott, S.A.

     Antoine Gautreaux, Jr. has served as Chief Operating Officer of Tatham Offshore since July 1996 and as Senior Vice President -- Operations from September 1995 to July 1996. Prior to joining the Company, Mr. Gautreaux was employed by Placid Oil Company ("Placid") for 21 years in various capacities, including Manager of Drilling and Production. Mr. Gautreaux received a B.S. degree from Nichols State University.

     Diana J. Walters has served as a Director, Chief Financial Officer and Secretary of Tatham Offshore since September 1995 and as an Assistant Secretary of DeepTech since November 1993. In addition, Ms. Walters served as Vice President Corporate Finance and Planning of Tatham Offshore from October 1993 through September 1995. Prior to joining Tatham Offshore, she served as a Vice President in the Natural

Resources Group of Internationale Nederlanden Bank (ING Bank) from 1990 to 1993 financing independent oil and gas companies and as an Assistant Vice President in the Natural Resources Department at Chase Manhattan Bank (formerly Manufacturers Hanover Trust Company) from 1986 to 1990 financing interstate and intrastate pipeline companies. Ms. Walters received a B.A. degree and a M.A. degree in Energy and Mineral Resources from the University of Texas at Austin.

     Dennis A. Kunetka has served as Senior Vice President -- Corporate Finance of Tatham Offshore since October 1993. Mr. Kunetka has served as Senior Vice President -- Corporate Finance and Investor Relations of DeepTech and Leviathan since August 1993. Prior to joining Tatham Offshore, Mr. Kunetka served as Vice President and Controller of United Gas Pipe Line Company ("UGPL") and its parent company, United Gas Holding Corporation. Prior to joining UGPL in 1984, Mr. Kunetka spent 11 years with Getty Oil Company in various tax, financial and regulatory positions. Mr. Kunetka holds B.B.A. and M.S.A. degrees from the University of Houston, a J.D. degree from South Texas College of Law and is a Certified Public Accountant.

     Kenneth E. Beeney has served as a Director and Vice President -- Chief Geophysicist of Tatham Offshore since August 1993. Mr. Beeney has 15 years of exploration experience, with a primary focus in the Gulf of Mexico. Prior to joining Tatham Offshore in 1989, Mr. Beeney worked for Tenneco Oil Company ("Tenneco Oil") for eight years and Anadarko Petroleum Corporation on a variety of exploration assignments. Mr. Beeney received a B.S. in Geophysics from the Colorado School of Mines.

     John D. Pike joined Tatham Offshore in 1991 and has served as Vice President and Chief Geologist of Tatham Offshore since August 1993. Mr. Pike has 15 years of exploration experience, with primary focus on various offshore Louisiana trends. Prior to joining Tatham Offshore, Mr. Pike served Tenneco Oil from 1981 to 1988 and Forest Oil Company from 1988 to 1991 in a variety of exploration assignments. Mr. Pike received B.S. and M.S. degrees in Geology from Texas A&M University and is a member of the American Association of Petroleum Geologists.

     Edward J. Gibbon, Jr. has served as Vice President -- Reservoir Engineering of Tatham Offshore since September 1995. Mr. Gibbon has served as Vice President -- Reservoir Engineering of Deepwater Production Systems, Inc., an affiliate of Tatham Offshore, since September 1993. Prior thereto Mr. Gibbon served as the President of IDM Engineering, Inc., a company he founded and which specialized in reservoir engineering studies and economic evaluations. Mr. Gibbon received a Degree of Petroleum Engineer from the Colorado School of Mines.

     Jeffrey K. Lucas joined Tatham Offshore in 1989 and has served as Vice President -- Land Manager of Tatham Offshore since June 1991. Mr. Lucas has worked in the oil industry for 18 years. Prior to joining Tatham Offshore, Mr. Lucas served in various capacities, including Division Landman, in the Land Department of Tenneco Oil from 1979 to 1989 and was primarily responsible for negotiating lease acquisitions in the Rocky Mountain area and the Gulf. Mr. Lucas received a B.S. in Mineral Land Management from the University of Colorado.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Tatham Offshore's Common Stock is listed on Nasdaq, which is the principal trading market for these securities, under the symbol "TOFF". As of August 30, 1996, there were approximately 139 holders of record of the Common Stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Common Stock as listed on Nasdaq.


                                                        Common Stock Price Range
                                                        ------------------------
                                                             High     Low
                                                             -----    ----
CALENDAR 1994
First Quarter(1) ...................................         10 1/2   9 1/8
Second Quarter .....................................         19 3/8   8 7/8
Third Quarter ......................................         16 3/4   9 3/4
Fourth Quarter .....................................         13 7/8   9 5/8


CALENDAR 1995
First Quarter ......................................         13       6 1/2
Second Quarter .....................................         6 1/2    2 1/2
Third Quarter ......................................         5 1/4    2 1/8
Fourth Quarter .....................................         2 3/8    1

CALENDAR 1996
First Quarter ......................................         1 1/4      5/8

Second Quarter......................................         1 7/8    11/16
Third Quarter (through August 30, 1996).............         1 3/8    49/64

_______________

(1) Consisted of the period from the date on which the Common Stock was first listed on Nasdaq, February 8, 1994, through March 31, 1994, a 52 day period.

     Tatham Offshore has never paid cash dividends on the Common Stock and does not anticipate that it will pay any cash dividends on the Common Stock in the foreseeable future. The payment of future dividends will be determined by the Board of Directors in light of conditions then-existing, including the Company's operating results, financial condition, capital requirements, general business conditions and other factors the Board of Directors deems relevant. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The following table summarizes the Company's outstanding equity:


                                                                                           Conversion/
                                   Outstanding at                Liquidation     Dividend   Exchange
          Equity            ------------------------------       Preference        Rate     Features
                            June 30, 1996 August 30, 1996

Senior Preferred Stock (a)           7,500           7,500    $1,000 per share       9%         (c)

Series A Preferred Stock        18,717,030      18,396,166    $1.50 per share       12%       (d)(e)

Series B Preferred Stock                --              --    $1.00 per share        8%       (d)(e)

Series C Preferred Stock                --              --    $0.50 per share        4%       (d)(e)
Mandatory Redeemable

  Preferred Stock                       --              --    $0.50 per share        --       (e)(f)

Warrants (b)                     6,403,918       6,403,918          N/A              --         (g)

Common Stock                    25,500,320      26,238,306          N/A              --         --

- ----------------
  (a)  The Partnership holds all outstanding shares.
  (b)  DeepFlex holds 5,329,043 of the outstanding Warrants.
  (c) The Partnership has made an irrevocable offer to the Company to sell all or any portion of the Senior Preferred Stock at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. In the event the Company does not purchase the Senior Preferred Stock on or before September 30, 1998, then for a period of 90 days thereafter it shall be convertible into Series A Preferred Stock. The conversion ratio shall be equal to (i) the liquidation preference amount plus accumulated unpaid dividends divided by (ii) the arithmetic average of closing prices for the 20 trading days following October 1, 1998 of the Series A Preferred Stock.
  (d) At any time from July 1, 1996 until December 31, 1998, each share may be exchanged for four Exchange Warrants each of which entitles the holder thereof to purchase one share of Common Stock at $0.653 per share. At any time after July 1, 1996, the holder may convert the liquidation value and unpaid dividends into shares of Common Stock at $0.653 per share.
  (e)  On or after July 1, 1997, redeemable at the option of the Company.
  (f) The Company is required to redeem at a redemption price of $0.50 per share if the Company redeems any shares of Series A, B or C Preferred Stock. The Company is also required to redeem at a redemption price of $0.50 per share from net proceeds from the sale of Common Stock pursuant to the exercise of Exchange Warrants, subject to certain conditions.
  (g) Holders are entitled to purchase, for $1.00 per share, one share of either (i) Series B Preferred Stock on or before October 1, 1996 or (ii) Series C Preferred Stock on or before January 1, 1997. All remaining unexercised Warrants will automatically be converted into Mandatory Redeemable Preferred Stock on January 1,1997.

ITEM 6. SELECTED FINANCIAL DATA

     SELECTED FINANCIAL DATA

     The selected financial data set forth below for the Company at and for each of the three fiscal years ended June 30, 1994, 1995 and 1996 and at June 30, 1995 and 1996 have been derived from the historical financial statements and notes thereto which are included elsewhere in this Annual Report on Form 10-K. The selected financial data at and for each of the two fiscal years ended June 30, 1992 and 1993 and at June 30, 1994 have been derived from the historical financial statements. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto, which are included elsewhere in this Annual Report.



                                                               FISCAL YEAR ENDED JUNE 30,
                                                    -------------------------------------------------
                                                      1992      1993       1994       1995      1996
                                                      ----      ----       ----       ----      -----
                                                                        (In thousands)
STATEMENT OF OPERATIONS DATA:

REVENUE:
Oil and gas sales to affiliates ..................  $     --  $     --  $  11,971  $   7,800  $ 15,904
Oil and gas sales ................................       413       268        175        254       166
                                                    --------  --------  ---------  ---------  --------

        Total revenue ............................       413       268     12,146      8,054    16,070
                                                    --------  --------  ---------  ---------  --------

COSTS AND EXPENSES:
Production and operating expenses ................       359       341      8,509     13,745    13,203
Exploration expenses .............................       740     1,104      3,067     11,459       637
Depreciation, depletion, amortization
   and impairment ................................     1,569        --        983      1,210     9,758
Management fee and general and administrative
   expenses allocated from affiliate .............     2,220     2,658      3,377      4,967     4,436
General and administrative expenses ..............       625       398      1,496      2,145     1,839
                                                    --------  --------  ---------  ---------  --------

        Total operating costs ....................     5,513     4,501     17,432     33,526    29,873
                                                    --------  --------  ---------  ---------  --------

Operating loss ...................................    (5,100)   (4,233)    (5,286)   (25,472)  (13,803)
Gain on sale of oil and gas properties ...........        --        --         --      1,496    22,641
Interest income ..................................         6         3        431        836       113
Interest and other financing costs ...............    (1,416)   (2,094)    (3,935)   (11,631)   (8,161)
                                                    --------  --------  ---------  ---------  --------

Net income (loss) ................................  $ (6,510) $ (6,324)  $ (8,790) $ (34,771) $    790
                                                    ========  ========  =========  =========  ========

Net income (loss) available to common stockholders  $ (6,690) $ (6,444)  $ (9,925) $ (34,771) $    509
                                                    ========  ========  =========  =========  ========






                                                                   AT JUNE 30,
                                              ---------------------------------------------------
                                              1992       1993       1994        1995        1996
                                              ----       ----       ----        ----        ----

                                                             (In thousands)
BALANCE SHEET DATA:

Oil and gas properties, net...............    $ 4,079   $ 7,910    $ 46,453   $ 70,829   $ 64,900
Total assets .............................      4,368     8,274      99,291     94,720     97,130
Deferred income ..........................         --        --          --     30,000         --
Long term debt ...........................     12,012    21,469      60,000     60,000     60,000
Convertible, redeemable preferred stock...      3,600     3,600          --         --         --
Stockholders' equity (deficit)............    (13,021)  (19,465)     14,751    (20,020)    18,862

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Tatham Offshore is an independent energy company engaged in the development and production of, and the exploration for, offshore oil and gas reserves, with activities concentrated in the Flextrend and Deepwater areas of the Gulf. Tatham Offshore's current portfolio of mineral leaseholds consist of 15 offshore oil and gas leases in the Gulf covering approximately 83,200 gross (72,500 net) acres which include producing properties and undeveloped leases. Although a substantial portion of Tatham Offshore's acreage is undeveloped, limited drilling results have established estimated proved reserves attributable to Tatham Offshore's interests in its leases of approximately 11.9 MMbbls of oil and condensate and 62.3 Bcf of gas as of June 30, 1996, based on a reserve report prepared by Ryder Scott.

     The following discussion is intended to assist in the understanding of the Company's financial position and results of operations for each of the fiscal years ended June 30, 1996, 1995 and 1994. Part I of this Statement and the financial statements and related notes thereto included elsewhere in this Annual Report contain detailed information that should be referred to in conjunction with this discussion.

RESULTS OF OPERATIONS

Year Ended June 30, 1996 Compared with Year Ended June 30, 1995

     Revenue from oil and gas sales totaled $16.1 million for the year ended June 30, 1996 as compared with $8.1 million for the year ended June 30, 1995. During the year ended June 30, 1996, the Company sold 3,274 MMcf of gas and 418,000 barrels of oil at average prices of $2.51 per Mcf and $18.83 per barrel, respectively. During the same period in 1995, the Company sold 1,505 MMcf of gas and 333,000 barrels of oil at average prices of $1.67 per Mcf and $16.67 per barrel, respectively. The increase in oil and gas revenue is due primarily to increased production from the Ewing Bank 914 #2 well, the initiation of production at the Viosca Knoll Block 817 project in December 1995 and higher oil and gas prices. During the year ended June 30, 1995, the Ewing Bank 914 #2 well was shut-in for approximately four months to allow the Company to replace the flow lines from the subsea wellhead to a fixed platform. During the year ended June 30, 1996, the Ewing Bank 914 #2 well was shut-in approximately six weeks during which the Company completed repair operations on the flow lines.

     Production and operating expenses for the year ended June 30, 1996 totaled $13.2 million as compared with $13.7 million for the same period in 1995. The decrease in production and operating expenses is primarily comprised of (i) a decrease of $1.5 million in transportation services primarily related to the restructuring of certain transportation agreements with the Partnership, (ii) a decrease in workover expenses of $0.8 million and (iii) a net decrease in operating costs related to Ewing Bank, West Delta, West Cameron and Ship Shoal properties of $1.8 million offset by $2.3 million of costs associated with the repair of the flow lines that connect the Ewing Bank 914 #2 well to a fixed platform and $1.3 million of operating costs associated with the Viosca Knoll Block 817 project.

     Exploration expenses for the year ended June 30, 1996 totaled $0.6 million as compared with $11.5 million for the year ended June 30, 1995. During the year ended June 30, 1995, the Company expensed drilling costs of $10.6 million associated with the Ewing Bank 915 #4 and Viosca Knoll 818 #1 wells. Exploration expenses for both periods included delay rentals, minimum royalties and costs incurred under an amended technology services agreement with Dover Technology, Inc. ("Dover"), a 50%-owned affiliate of DeepTech.

     Depreciation, depletion and amortization for the year ended June 30, 1996 was $9.8 million as compared with $1.2 million for the year ended June 30, 1995. Depreciation, depletion and amortization for the year ended June 30, 1996 reflected costs applicable to the West Delta 35 and Viosca Knoll Block 817 projects and the Ewing Bank 914 #2 well whereas depreciation, depletion and amortization for the year ended June 30, 1995 reflected costs applicable to the West Delta 35 and Ship Shoal 331 projects and the Ewing Bank 914 #2 well. In connection with the Company's assessment of its Ship Shoal Block 331 property and its decision to seek a sale of all or a portion of such property, or a joint venture partner, the Company reduced its investment in its Ship Shoal Block 331 property by $8.0 million during the fiscal year ended June 30, 1996.

     General and administrative expenses, including the management fee and general and administrative expenses allocated from DeepTech, for the year ended June 30, 1996 were $6.3 million as compared with $7.1 million for the same period in 1995. The decrease in general and administrative expenses for the year ended June 30, 1996 reflected a $0.5 million decrease related to the Company reducing the amount of managerial and administrative services provided by DeepTech pursuant to the Management Agreement and a decrease of $0.3 million in direct general and administrative expenses incurred by the Company.

     The operating loss for the year ended June 30, 1996 was $13.8 million as compared with an operating loss of $25.5 million for the year ended June 30, 1995. The change in operating loss was due to the items discussed above.

     During the year ended June 30, 1996, the Company recognized a $22.6 million gain related to the sale of the Assigned Properties to Flextrend Development as a result of the Company waiving its options to prepay the then existing Payout Amount and receive a reassignment of its working interests. During the year ended June 30, 1995, the Company recognized a $1.5 million gain primarily related to a farmout agreement on its five block Phar Lap project located in the Viosca Knoll area.

     Interest expense, net of interest income, for the year ended June 30, 1996 totaled $8.0 million as compared with $10.8 million for the year ended June 30, 1995. For the years ended June 30, 1996 and 1995, $7.1 million of the interest expense was attributable to interest payable to DeepTech under the Subordinated Notes.

     After considering $0.3 million of preferred dividends in arrears, the Company's net income available to common shareholders for the year ended June 30, 1996 was $0.5 million as compared with a net loss available to common shareholders for the year ended June 30, 1995 of $34.8 million.

Year Ended June 30, 1995 Compared with Year Ended June 30, 1994

     Revenue from oil and gas sales totaled $8.1 million for the year ended June 30, 1995 as compared with $12.1 million for the year ended June 30, 1994. During the year ended June 30, 1995, the Company sold 1,505 MMcf of gas and 333,000 barrels of oil and condensate at average prices of $1.67 per Mcf and $16.67 per barrel, respectively. During the year ended June 30, 1994, the Company sold 2,937 MMcf of gas and 395,000 barrels of oil and condensate at average prices of $2.34 per Mcf and $13.36 per barrel, respectively. The decrease in oil and gas revenue primarily reflected lower production from the Ewing Bank 914 #2 well due to the paraffin build-up in the subsea flow lines.

     Production and operating expenses for the year ended June 30, 1995 were $13.7 million as compared with $8.5 million for the year ended June 30, 1994. Included in production and operating expenses for each year were demand charges of $6.6 million and $5.0 million, respectively, which were paid to the Partnership under the Ewing Bank Gathering Agreement pursuant to which the Company was obligated to pay certain fixed demand charges irrespective of the volume transported through the system. Since the Ewing Bank 914 #2 well began production in late August 1993, production and operating expenses for the year ended June 30, 1994 reflected demand charges for only a portion of the twelve-month period, whereas the year ended June 30, 1995 included demand charges for the entire twelve-month period. Included in production and operating expenses for the year ended June 30, 1995 was approximately $1.6 million relating to costs associated with chemical paraffin inhibitors and additional oil transport fees for the Ewing

Bank 914 #2 well. Also, included in operating expenses for the year ended June 30, 1995 were costs to operate and perform workovers on wells at Ship Shoal 331 totaling $0.9 million. In addition, included in production and operating expenses for the year ended June 30, 1995 were demand charges of $1.4 million which were paid to the Partnership under the Ship Shoal 331 transportation and processing agreement. Demand charges were payable under this agreement irrespective of the volume transported through the system.

     Exploration expenses for the year ended June 30, 1995 were $11.5 million as compared with $3.1 million for the year ended June 30, 1994. Included in exploration expenses for the year ended June 30, 1995 were $10.6 million of drilling costs associated with the Ewing Bank 915 #4 and Viosca Knoll 818 #1 wells. Exploration expenses for the year ended June 30, 1994 included $0.8 million of Tatham Offshore's investment in its shallow water leases that were relinquished during the year, $0.4 million of dry hole costs associated with the sidetrack of an exploratory well located in West Delta Block 49 and increased evaluation of seismic data. Exploration expenses for both of these periods also included delay rentals, minimum royalties and the purchase and evaluation of seismic data. The increase in exploration expenses was partially offset by a decrease in charges pursuant to the technology services agreement with Dover, which was amended effective July 1, 1994 to provide for a fixed fee of $50,000 per month. During the year ended June 30, 1995, the Company incurred $0.7 million under the technology services agreement as compared with $1.5 million during the year ended June 30, 1994.

     Depreciation, depletion, amortization and impairment was $1.2 million for the year ended June 30, 1995 as compared with $1.0 million for the year ended June 30, 1994. Depreciation, depletion and amortization for the year ended June 30, 1995 reflected costs associated with the West Delta 35 and Ship Shoal 331 properties and Ewing Bank 914 #2 well, whereas, depreciation, depletion, amortization and impairment costs for the year ended June 30, 1994 were attributable to the West Delta Block 35 project and the Ewing Bank 914 #2 well and a $0.5 million increase in the reserve for the eventual abandonment of the shallow water production platform at West Cameron Block 436.

     General and administrative expenses, including the management fee and general and administrative expenses allocated from DeepTech, for the year ended June 30, 1995 were $7.1 million as compared with $4.9 million for the year ended June 30, 1994 primarily reflecting an increase in staff and overhead expenses allocated to Tatham Offshore under the Management Agreement as a result of increased activity related to the wells drilled during fiscal 1995.

     Operating loss for the year ended June 30, 1995 was $25.5 million as compared with $5.3 million for the year ended June 30, 1994. The increased operating loss was due to the items discussed above.

     During the year ended June 30, 1995, the Company recognized a $1.5 million gain primarily related to a farmout agreement on its five block Phar Lap project located in the Viosca Knoll area.

     Interest expense and other financing costs, net of interest income, for the year ended June 30, 1995 were $10.8 million as compared with $3.5 million for the year ended June 30, 1994. The increase in interest expense, net of interest income, was primarily attributable to increased borrowings under a construction and financing agreement as a result of the acquisition of the Ship Shoal Platform and the Subordinated Notes.

     Tatham Offshore's net loss available to common stockholders for the year ended June 30, 1995 was $34.8 million. After taking into account the Company's accrual to conversion value on its convertible, redeemable preferred stock of $1.1 million, the net loss available to common stockholders for the year ended June 30, 1994 was $9.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     Sources of Cash. The Company intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand, cash generated from continuing operations and proceeds from the exercise of existing Warrants. At June 30, 1996, the Company had $4.8 million of cash and cash equivalents. In addition, Tatham Offshore had an additional $6.4 million of net working capital including $12.2 million in stock subscriptions receivable which was collected in July 1996.

     Cash from continuing operations is derived primarily from production from the Company's Phar Lap project which is currently producing approximately 90 MMcf per day. As of August 30, 1996, the Company has five wells at Phar Lap which are capable of production and the operator is in the process of completing the first of three additional wells on that project. The well deliverability from the Phar Lap project is in excess of the 90 MMcf per day but is limited to such amount by the processing capability of the production equipment currently located on the production platform. The operator is currently taking steps to add additional equipment to the platform at Viosca Knoll Block 817 which is expected to increase the processing capacity to approximately 125 MMcf per day by mid November 1996. Tatham Offshore currently owns a 25% working interest in the Phar Lap project which interest is subject to a production payment equal to 25% of the net operating cash flow from such working interest.

     Tatham Offshore also has producing wells at Ewing Bank 914 # 2 and at its Silent Beauty project at West Delta Block 35 which contribute to cash from continuing operations. The Company owns a 100% working interest in the Ewing Bank 914 #2 well and a 38% working interest in the Silent Beauty project. During February 1996, the Ewing Bank 914 #2 well began producing some water (increasing to approximately 62% of total production by August 30, 1996) resulting in a reduction of the hydrocarbon production. The Ewing Bank 914 #2 well is currently producing at a rate of approximately 900 barrels of oil, 2.0 MMcf of gas and 1,600 barrels of water per day.

     As a result of the Offering, in February 1996, the Company received $12.6 million in gross proceeds ($11.3 million, net) pursuant to the exercise of Rights to purchase 25,120,948 Warrants at $.50 per warrant. As of July 1, 1996, 18,717,030 of these Warrants had been exercised to purchase an equivalent number of shares of Series A Preferred Stock at $1.00 per share which generated an additional $18.7 million in proceeds to the Company. Proceeds from the Offering through July 1, 1996 were utilized to (i) repay $8.1 million in principal and interest due on a bridge loan from DeepFlex, (ii) pay $4.7 million in management fees payable by the Company to DeepTech pursuant to its Management Agreement and (iii) to fund the Company's working capital and capital requirements.

     As of July 1, 1996, there were 6,403,918 Warrants outstanding. Each of the remaining Warrants may be exercised to purchase one share of (i) Series B Preferred Stock, which has a liquidation preference of $1.00 per share, at any time prior to 5:00 p.m. New York time on October 1, 1996 or
(ii) Series C Preferred Stock, which has a liquidation preference of $.50 per share, at any time prior to 5:00 p.m. New York time on January 1, 1997 at the purchase price of $1.00 per share. Each Warrant remaining unexercised at 5:00 p.m. New York time on January 1, 1997 shall be automatically converted, without any action on the part of the holder thereof, into one share of Mandatory Redeemable Preferred Stock , which shall have a liquidation preference of $0.50 per share and shall be mandatorily redeemable by the Company under certain circumstances. At any time from July 1, 1996 until December 31, 1998, each share of Series A, B or C Preferred Stock may be exchanged for four Exchange Warrants each of which shall entitle the holder thereof to purchase one share of Common Stock at $0.653 per share. The Exchange Warrants will expire July 1, 1999. Alternatively, at any time after July 1, 1996, the holder of any shares of Series A, B or C Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Common Stock at the $0.653 per
share.   On and after July 1, 1997, the Convertible Exchangeable Preferred

Stock will be redeemable at the option of the Company. Through August 30, 1996, a total of 320,864 shares of Series A Preferred Stock had been converted into 737,986 shares of Common Stock.

     Uses of Cash. The Company's primary uses of cash consist of (i) amounts due under the Subordinated Notes, (ii) expenses associated with operating its producing properties, including its obligations under the Drilling Arrangement and its production payment and leasehold abandonment liabilities, (iii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests, (iv) platform access fees and processing and commodity charges payable to the Partnership, (v) interest and principal on the Affiliate Note (discussed herein) and
(vi) payments due under the Management Agreement with DeepTech.

     As of June 30, 1996, Tatham Offshore had $60.0 million aggregate principal amount of Subordinated Notes outstanding, the maximum principal amount of Subordinated Notes issuable, all of which were held by DeepTech. The Subordinated Notes are subordinate to all senior indebtedness of Tatham Offshore, which would include the Affiliate Note. As of the date of this Annual Report, Tatham Offshore did not have any outstanding indebtedness ranking senior to the Subordinated Notes, except for outstanding indebtedness under the Affiliate Note. The Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable in arrears (approximately $1.8 million per quarter); provided, however, that effective July 1, 1997, interest shall accrue at a rate of 13% per annum. The principal amount of the Subordinated Notes is payable in seven equal annual installments of approximately $8.6 million each commencing August 1, 1999. For the year ended June 30, 1996, Tatham Offshore paid DeepTech $7.1 million in interest on the Subordinated Notes.

     During the year ended June 30, 1996, the Company began incurring abandonment costs related to its West Cameron 436 property, in which it owns a 47% working interest. The West Cameron 436 property ceased producing in 1994. The total estimated abandonment obligation, net to the Company's working interest, of $1.2 million was fully accrued as of June 30, 1995. Through August 30, 1996, the Company has paid approximately $0.8 million of the estimated abandonment costs.

     The Company was obligated to make demand charge payments to the Partnership under certain transportation agreements. Demand charges were payable whether or not any production was actually transported. In addition, Tatham Offshore is obligated to pay commodity charges, based on the volume of oil and gas transported or processed, under these agreements. Also, the Company is obligated to pay $1.6 million in platform access fees annually relative to its 25% working interest in its Phar Lap property. Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well affected Tatham Offshore's ability to pay the demand charge obligations under agreements relative to these properties. Effective February 1, 1996, Tatham Offshore entered into an agreement with the Partnership to prepay its remaining demand charge payments under the transportation agreements covering its Ewing Bank and Ship Shoal properties. Under the agreement, Tatham Offshore's demand charge obligations relative to the Ewing Bank Gathering System and the Ship Shoal Extension have been prepaid in full. In exchange, effective February 1, 1996, Tatham Offshore has (i) issued the Partnership 7,500 shares of 9% Senior Preferred Stock with a liquidation preference of $1,000 per share, (ii) added the sum of $7.5 million to the Payout Amount under the Purchase and Sale Agreement with Flextrend Development and (iii) granted to the Partnership certain rights to use and acquire the Ship Shoal Platform. The Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the 9% Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. If the 9% Senior Preferred Stock is not purchased by Tatham Offshore on or before September 30, 1998, it will be convertible into shares of Tatham Offshore's Series A Preferred Stock based on the liquidation preference amount of the Senior Preferred Stock and the equivalent market value of the Series A Preferred Stock as of the date of conversion. The increase in the Payout Amount will defer the reversion of Tatham Offshore's working interest in its Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 properties under the Purchase and Sale Agreement and will be excluded for purposes of computing the amount to be extinguished if Flextrend Development exercises one of its Working Interest Options. In addition, Tatham Offshore agreed to grant the Partnership the right to utilize the Ship Shoal Platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on the Ship Shoal Block 331, provided such use does not interfere with lease operations or other activities of Tatham Offshore. Tatham Offshore has granted the Partnership a right of first refusal relative to a sale of the platform. The agreement with the Partnership reduced demand charge payments by approximately $4.1 million for the fiscal year ended June 30, 1996, and will result in a reduction of $7.8 million for the fiscal year ended June 30, 1997 and $5.9 million for fiscal years thereafter. Tatham Offshore remains obligated to pay the commodity charges under these agreements as well as all platform access and processing fees associated with the Viosca Knoll Block 817 lease.

     On November 1, 1995, the Company converted $1.7 million of its accounts payable to an affiliate into an unsecured promissory note to DeepTech (the "Affiliate Note") which bears interest at 14.5% per annum. Interest on the Affiliate Note is payable quarterly, beginning March 31, 1996. The principal is due and payable in six monthly installments, beginning on a date which is the earlier of (i) November 1, 1997 or (ii) the last day of the calendar month in which the Company receives proceeds from the issuance of any preferred stock described in the Offering in an amount equal to or greater than $20.0 million. Interest expense related to the Affiliate Note totaled $0.2 million for the year ended June 30, 1996.

     Effective July 1, 1993, the Management Agreement between the Company and DeepTech provided for an annual management fee equal to 40% of DeepTech's overhead. The management fee is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. In an effort to minimize the Company's projected operating cash shortfall, the Company and DeepTech agreed to decrease the amount of managerial and administrative services provided by DeepTech to the Company and amend the Management Agreement effective November 1, 1995. The amended Management Agreement provides for an annual management fee of 27.4% of DeepTech's overhead expenses. For the year ended June 30, 1996, the Company was charged $4.4 million in management fees pursuant to the Management Agreement.

     Liquidity Outlook. During the year ended June 30, 1995 and the first six months of fiscal 1996, Tatham Offshore experienced liquidity problems resulting primarily from substantial negative cash flow from operations. In order to improve liquidity and partially address its capital requirements, Tatham Offshore (i) sold, subject to certain reversionary rights, all of its working interests in the Assigned Properties for $30 million to Flextrend Development, (ii) raised additional equity through the sale of Warrants and Series A Preferred Stock, (iii) prepaid certain of its demand charge obligations through the assignment of certain assets pursuant to an agreement with the Partnership and (iv) reduced its overhead by lowering the level of services required under its Management Agreement with DeepTech.

     Tatham Offshore is entitled to receive a reassignment of the Assigned Properties, subject to reduction and conditions as discussed below, after Flextrend Development has received net revenues equal to the Payout Amount. As of June 30, 1996, the Payout Amount was $77.7 million comprised of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $49.3 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $7.1 million reduced by net revenue of $18.3 million. Tatham Offshore and the Partnership have agreed that in the event the Company furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. At any time prior to December 10, 1996, Flextrend Development may exercise either of the Working Interest Options in exchange for forgiving 25% or 50%, respectively, of the then-existing Payout Amount, exclusive of the $7.5 million plus interest added to the Payout Amount in connection with the prepayment of demand charges. In the event Flextrend Development elects to reduce the Payout Amount, it will become obligated to fund any further development costs attributable to the Company's portion of the working interests, such costs to be added to the Payout Amount. Otherwise, any further development costs will be funded by

Flextrend Development on a discretionary basis, such costs to be added to the Payout Amount. Further, in the event Flextrend Development forgoes its right to permanently retain a working interest in all or a portion of the Assigned Properties, it will be entitled to recover from working interest revenues in respect of the Assigned Properties all future demand charges payable for platform access and processing, in their inverse order of maturity, prior to any reassignment to the Company. If however, Tatham Offshore (i) satisfies in full the future demand charges payable for platform access and processing, (ii) delivers evidence that it has received a rating of BBB-, or better, from at least two reputable rating agencies or (iii) delivers evidence that an entity with a rating of BBB-, or better, has agreed to guarantee, assume or, to the reasonable satisfaction of the Partnership, otherwise become responsible for such future demand charges payable, then Tatham Offshore would receive a reassignment of the Assigned Properties upon satisfaction of the Payout Amount. In the event the Payout Amount has been satisfied but none of the above conditions have been met, Tatham Offshore is entitled to receive one-third (1/3) of the revenues, net of operating expenses and platform access and processing fees, until such time as one of the above conditions is met.

     Flextrend Development has initiated production from each of the Assigned Properties. As discussed above, the Phar Lap property is currently producing approximately 90 MMcf per day. In addition to three producing wells on Garden Banks Block 72, which are currently producing approximately 3,600 barrels of oil and 6.5 MMcf of gas per day, an additional well has been successfully drilled and is currently being completed. The Garden Banks 117 property is currently producing approximately 2,500 barrels of oil, 5.0 MMcf of gas and 2,900 barrels of water per day from one well. Flextrend Development is currently drilling a second well at Garden Banks Block 117.

     In September 1996, the Company entered into the Drilling Arrangement with Sedco Forex. The Drilling Arrangement includes the use of the semisubmersible drilling rig, the FPS Bill Shoemaker, and will become effective upon the mobilization of the rig to the Company's initial location. The initial contract term of the Drilling Arrangement is for 90 days or, if sooner, the completion of the Company's initial drilling operation and the mobilization of the rig to another location. The
Company may, at its option, extend the initial contract term through (i) three successive one well options or (ii) two successive one year terms.
Under the terms of the Drilling Arrangement, the Company has committed to pay Sedco Forex a drilling rate of $70,000 per day with a standby rate of $66,700 per day. As security for its obligations under the Drilling Arrangement, the Company is required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating day rate for the contract term. In the event that the Company exercises its option to extend the Drilling Arrangement, the Company and Sedco Forex must agree upon additional security for the extension period. During the term of the Drilling Arrangement, the Company has the right to sub-contract the rig to other operators. If the rig is sub-contracted to another operator, the Company will receive the difference between the sub-contract rate and the above agreed upon rates, if any. The FPS Bill Shoemaker is owned by an affiliate of DeepTech and operated by Sedco Forex under a charter agreement. The Drilling Arrangement is conditioned upon the completion of a third party financing that will fund certain improvements to the FPS Bill Shoemaker. Sedco Forex has the right to substitute a similar drilling rig for the FPS Bill Shoemaker in the event the FPS Bill Shoemaker is unavailable due to a previously submitted bid for work offshore Canada. In the event Sedco Forex elects to carry out such rig substitution, the Company has (i) an option to use the FPS Bill Shoemaker in the Newfoundland Grand Banks Area rather than the substitute rig to complete the initial contract term prior to the use by the third party, subject to availability, and subject to higher contract rates to account for the additional costs incurred by Sedco Forex as a result of operations offshore Canada, and (ii) an additional option, upon completion of the third party work and subject to the use of the rig for certain other projects, to contract to use the rig for the drilling of one well at the then prevailing contract price.

     The Company currently intends to fund its operations for the period of July 1, 1996 through at least June 30, 1997 with cash on hand and cash from continuing operations. Although the restructuring of the Company's existing demand charge obligations with the Partnership, the reduction of its overhead and the initiation of production from the Viosca Knoll Block 817 field have significantly reduced the Company's cash flow deficit, the Company does not anticipate generating positive cash flow prior to the first to occur of

(i) obtaining a refinancing commitment which could allow the Company to reacquire all or a portion of the Assigned Properties from Flextrend Development, (ii) actual payout of the Payout Amount and the resulting reversion of all or a portion of the Assigned Properties which the Company anticipates will occur no sooner than the end of fiscal 1998 or (iii) the initial production from the Company's Sunday Silence field. In order to initiate production from the Sunday Silence field, the Company will require substantial additional capital to install a production facility and drill additional development wells. There can be no assurance, however, that the Company will be able to obtain additional financing on terms that are acceptable to the Company.

     To meet these additional capital needs, the Company will continue to pursue the implementation of its business strategy which will focus primarily on (i) attempting to develop and initiate production from the Company's Sunday Silence field under a farmout or financing arrangement with an industry partner or financial institution, (ii) analyzing the results of drilling operations on the Assigned Properties in an effort to maximize the value of its reversionary interest and attempting to obtain a financing commitment to reacquire the properties or, at a minimum, to cause a reduction in the interest rate utilized in the calculation of the Payout Amount, (iii) attempting to sell or farmout interests in its other properties, (iv) attempting to reinitiate production at Genuine Risk (Ship Shoal Block 331) under a farmout arrangement with an industry partner or, alternatively, selling the property or salvaging the platform and equipment located at Genuine Risk for sale to a third party or redeployment on another property, (v) seeking to acquire interests in producing properties on a carried or financed basis and (vi) pursuing the possible merger of the Company with an industry partner with sufficient capital resources available to meet the capital requirements for the development of the combined entity's properties.

     The ability of the Company to satisfy its capital needs beyond those funded with the proceeds from the sale of the Warrants, Series A Preferred Stock and any of the Securities offered pursuant to the Offering will depend upon its success in implementing its business strategy, particularly its ability to develop and initiate production from the Sunday Silence field. Although the Company has pursued farmout and outside financing arrangements for its Sunday Silence project, as of this date, the Company has not been able to obtain an acceptable farmout arrangement with an industry partner or develop a financing arrangement under the current economic conditions. On November 28, 1995, a federal law was enacted that offers deepwater royalty relief for certain federal leases located in 200 meters or greater of water depth in the Gulf. The relief provided for in the new law is not automatic but must be applied for with the Secretary of Interior (or his delegate). An applicant must demonstrate that the proposed new production for which the royalty relief is sought would not be economic to develop absent the royalty relief. The Company filed an initial application in December 1995 but was advised in late January 1996 that applications could not be accepted in advance of publication of proposed interim regulations. Proposed interim regulations were published by the MMS in May 1996. The Company is in the process of preparing its application for royalty relief for the Sunday Silence project and anticipates filing such application within the next 30 days. Under the new legislation, the first 52.5 million equivalent barrels of oil production from the Sunday Silence project would be exempt from federal royalties if such relief is granted. The Company believes that if the requested royalty abatement is granted, the resulting improved economics for the project will be sufficient to obtain development financing or an industry farmout arrangement. However, there can be no assurance that the Company will be able to obtain the requested royalty abatement, enter into a farmout or financing arrangement on favorable terms, that the Sunday Silence field will be successfully developed or that production will be initiated therefrom on a timely basis, if at all.

     The Company has never paid dividends on its common or preferred stock. The Company expects to retain all available earnings generated by its operations for the growth and development of its business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set forth in Item 14(a) hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the caption "Election of Directors" in the Company's definitive proxy statement (the "Proxy Statement") relating to the 1996 annual stockholders meeting (the "Annual Meeting"), is incorporated herein by reference. The information regarding executive officers of the Registrant is contained in Part I of this Form 10-K under a separate item captioned "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information appearing under the caption "Election of Directors -- Executive Compensation" in the Proxy Statement relating to the Annual Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the caption "Election of Directors -- Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the captions "Election of Directors
- -- Certain Relationships and Related Transactions" and "Election of Directors -- Officer and Employee Deferred Compensation Arrangements", "Election of Directors -- Equity Incentive Plan", and "Election of Directors -- Non Employee Director Stock Option Plan" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report or incorporated by reference:

  1.   Financial Statements

       As to financial statements and supplementary information, reference is made to "Index to Consolidated Financial Statements" on page F-1 of this Annual Report.

  2.   Financial Statement Schedules

       None.

  3.   Exhibits

  Exhibit
  Number   Description
  -------  -----------
    2.1 Agreement and Plan of Merger by and between Tatham Offshore, a Delaware corporation, and Tatham Offshore, Inc., a Texas corporation (filed as exhibit 2.1 in Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

    3.1 Restated Certificate of Incorporation of Tatham Offshore (filed as exhibit 3.1 in Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

    3.2 By-laws of Tatham Offshore (filed as exhibit 3.2 in Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

    3.3 Certificate of Amendment of Certificate of Incorporation of Tatham Offshore (filed as Exhibit 3.1 to the Tatham Offshore, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 0-22892 and incorporated herein by reference).

    4.1 Certificate of Designation Establishing the Series A Convertible Exchangeable Preferred Stock of Tatham Offshore (filed as Exhibit 4.1 to the Tatham Offshore, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 0-22892 and incorporated herein by reference).

    4.2 Certificate of Designation Establishing the Series B Convertible Exchangeable Preferred Stock (filed as Exhibit 4.2 to the Tatham Offshore, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 0-22892 and incorporated herein by reference).

    4.3 Certificate of Designation Establishing the Series C Convertible Exchangeable Preferred Stock (filed as Exhibit 4.3 to the Tatham Offshore, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 0-22892 and incorporated herein by reference).

    4.4 Certificate of Designation Establishing the Mandatory Redeemable Preferred Stock (filed as Exhibit 4.4 to the Tatham Offshore, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 0-22892 and incorporated herein by reference).

    4.5 Warrant Agreement relating to the warrants entitling the holder thereof to purchase shares of Convertible Exchangeable Preferred Stock (filed as Exhibit 4.5 to the Tatham Offshore, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 0-22892 and incorporated herein by reference).

    4.6 Exchange Warrant Agreement relating to the warrants entitling the holder thereof to purchase shares of Tatham Offshore's Common Stock (filed as Exhibit 4.6 to the Tatham Offshore, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 0-22892 and incorporated herein by reference).

   10.1 Registration Rights Agreement dated March 21, 1994, between Tatham Offshore and First Interstate Bank of Texas, N.A., as Trustee (filed as Exhibit 10.17 to DeepTech's Registration Statement on Form S-1, File No. 33-76999, and incorporated herein by reference).

   10.2 Amended and Restated Management Agreement, effective as of July 1, 1992, between DeepTech and Tatham Offshore (filed as Exhibit 10.1 to Amendment No. 4 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

   10.3 First Amendment to the Amended and Restated Management Agreement, dated as of January 1, 1995, between DeepTech and Tatham Offshore (filed as Exhibit 10.71 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

   10.4 Employee Bonus Plan of Tatham Offshore (filed as Exhibit 10.2 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

   10.5 Lease dated July 1, 1983 between the United States of America (the "USA"), as Lessor, and Mobil Oil & Exploration & Producing Southeast Inc. ("Mobil-X"), Sohio Petroleum Company ("Sohio") and Kerr-McGee Corporation ("Kerr-McGee"), as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 5801, Ewing Bank Block 871 (filed as Exhibit 10.3 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

   10.6 Lease dated July 1, 1983 between the USA, as Lessor, and Mobil-X, Sohio and Kerr-McGee, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 5804, Ewing Bank Block 914 (filed as Exhibit 10.4 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

   10.7 Lease dated July 1, 1983 between the USA, as Lessor, and Mobil-X and Kerr McGee, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 5805, Ewing Bank Block 915 (filed as
           Exhibit 10.5 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120,
           and incorporated herein by reference).

   10.8 Lease dated July 1, 1983 between the USA, as Lessor, and Mobil-X, Sohio and Kerr-McGee, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 5806, Ewing Bank Block 916 (filed as Exhibit 10.6 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

   10.9 Lease dated July 1, 1983 between the USA, as Lessor, and Sohio and Kerr-McGee, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 6921, Ewing Bank Block 958 (filed as
           Exhibit 10.7 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.10 Lease dated July 1, 1983 between the USA, as Lessor, and Mobil-X, Sohio and Kerr-McGee, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 6922, Ewing Bank Block 959 (filed as Exhibit 10.8 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.11 Lease dated May 1, 1993 between the USA, as Lessor, and Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 13996, Ewing Bank Block 1002 (filed as Exhibit 10.9 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.12 Lease dated May 1, 1991 between the USA, as Lessor, and Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 13091, Ewing Bank Block 1003 (filed as Exhibit 10.10 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.13 Lease dated September 1, 1992 between the USA, as Lessor, and Tatham Offshore, as Lessee covering Gulf of Mexico OCS-G 13631, Ship Shoal Block 331 (filed as Exhibit 10.11 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.14 Lease dated May 1, 1974 between the USA, as Lessor, American Petrofina Exploration Company and Skelly Oil Company, as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 2539, West Cameron Block 436 (filed as Exhibit 10.12 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.15 Lease dated May 1, 1974 between the USA, as Lessor, and Texaco, Inc., as subsequently assigned to Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 2540, West Cameron Block 437 (filed as Exhibit 10.13 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.16 Lease dated July 1, 1992 between the USA, as Lessor, and Tatham Offshore, as Lessee, covering Gulf of Mexico OCS-G 13641, West Cameron Block 35 (filed as Exhibit 10.14 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.17 Gathering Agreement dated July 1, 1992 between Ewing Bank Gathering, DeepTech and Tatham Offshore (filed as Exhibit 10.16 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.18 Letter Agreement dated March 22, 1995 between Tatham Offshore and Ewing Bank Gathering Company, L.L.C. amending the Gathering Agreement dated July 1, 1992 (filed as Exhibit 10.44 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

  10.19 Gas Purchase Agreement dated July 26, 1993 between Offshore Marketing and Tatham Offshore (filed as Exhibit 10.17 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.20 Condensate Purchase Agreement dated July 26, 1993 between Offshore Marketing and Tatham Offshore (filed as Exhibit 10.18 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.21 Amended and Restated Facilities Sharing Agreement, dated December 7, 1994, between BP Exploration & Gas Inc., Mobil Exploration and Producing U.S. Inc., as agent for Mobil Exploration and Production Southeast Inc., Kerr-McGee and Tatham Offshore (filed as Exhibit
           10.47 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

  10.22 Farmout Agreement, dated October 1, 1994, between Tatham Offshore, F-W Oil Interests, Inc., O.P.I. International, Inc., and J. Ray McDermott Properties, Inc. (filed as Exhibit 10.48 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

  10.23 Agreement dated July 2, 1993 and amended on December 6, 1993 between Fina Oil and Chemical Company and Petrofina Delaware, Incorporated and Tatham Offshore covering Viosca Knoll Blocks 772/773, 774, 817, 818 and 861 (filed as Exhibit 10.20 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.24 Farmout Agreement dated October 7, 1993 and amended on October 8, 1993 between Shell Offshore and Tatham Offshore covering Gulf of Mexico OCS-G 12631, Garden Bank Block 117 (filed as Exhibit 10.21 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.25 Unit Agreement for Outer Continental Shelf Exploration, Development and Production Operations for the Ewing Bank Blocks 871, 914, 915, 916, 958 and 959, Ewing Bank Area, Offshore Louisiana, dated May 13, 1988 by and among Mobil-X, Sohio, Kerr-McGee and Kerr-McGee Federal Limited Partnership I-1981 (filed as Exhibit 10.22 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.26 Unit Agreement for Outer Continental Shelf Exploration, Development and Production Operations for the Viosca Knoll Blocks 772, 773, 774, 817, 818 and 861, Viosca Knoll Area Offshore Louisiana, dated July 7, 1993 by and among Tatham Offshore, Petrofina Delaware, Incorporated and Fina Oil & Chemical Company (filed as Exhibit 10.23 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.27 Technology Services Agreement dated as of July 1, 1993 between Tatham Offshore and Dover (filed as Exhibit 10.24 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.28 First Amendment, dated as of July 1, 1994, to Technology Services Agreement between Dover and Tatham Offshore (filed as Exhibit 10.60 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

  10.29 DeepTech Registration Rights Agreement by and between Tatham Offshore and DeepTech (filed as Exhibit 10.25 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.30 Indemnification Agreement dated as of October 16, 1993 between Tatham Offshore and its directors (filed as Exhibit 10.26 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.31 Contract between OPI International, Inc. and Tatham Offshore dated August 31, 1993, as amended (filed as Exhibit 10.27 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.32 Platform Facility Financing Agreement dated as of August 31, 1993 between Tatham Offshore and Offshore Energy Capital Corporation (filed as Exhibit 10.28 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.33 Master Gas Dedication Agreement dated December 10, 1993 between Tatham Offshore and Leviathan (filed as Exhibit 10.29 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.34 Amendment to Master Gas Dedication Agreement dated April 21, 1995 between Leviathan Gas Pipeline Partners, L.P. and Tatham Offshore (filed as Exhibit 10.26 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

  10.35 Amendment to Master Gas Dedication Agreement dated April 21, 1995 between Leviathan Gas Pipeline Partners, L.P. and Tatham Offshore (filed as Exhibit 10.27 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

  10.36 Gas Dedication Agreement dated April 21, 1995 between Leviathan Gas Pipeline Partners, L.P., Tatham Offshore and Elf Exploration, Inc. (filed as Exhibit 10.28 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

  10.37 Gas Dedication Agreement dated April 21, 1995 between Leviathan Gas Pipeline Partners, L.P., Tatham Offshore, F-W Oil Interests, Inc., J. Ray McDermott Properties, Inc., J. Ray McDermott, Inc. and Elf Exploration, Inc. (filed as Exhibit 10.29 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

  10.38 Subordinated Convertible Note Purchase Agreement between Tatham Offshore and DeepTech, as amended (filed as exhibit 10.30 in Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

  10.39 11 3/4% Subordinated Convertible Promissory Note made payable by the Company to the order of the holder thereof (filed as exhibit 10.31 in Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

  10.40 Purchase and Sale Agreement between Tatham Offshore and OPI International, Inc. (filed as Exhibit 10.33 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.41 Agreement dated August 31, 1993 between Offshore Energy Capital Corporation and Tatham Offshore (filed as Exhibit 10.34 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

  10.42 Endorsement No. 2, dated January 5, 1995, to the Promissory Note dated April 13, 1994 from Tatham Offshore payable to the order of Offshore Energy Capital Corporation, as endorsed to the order of NationsBank of Texas, N.A. and as amended by Endorsement No. 1, dated September 21, 1994 (filed as Exhibit 10.61 to DeepTech's Registration Statement on Form S-1, File No. 33-88688, and incorporated herein by reference).

  10.43 Form of Stock Option Agreement by and between the Optionee and Tatham Offshore (filed as exhibit 10.35 in Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

  10.44 Agreement for Purchase and Sale by and between Tatham Offshore, Inc., as Seller, and Flextrend Development Company, L.L.C., as Buyer, dated June 30, 1995 (filed as Exhibit 6(a) to the Leviathan Gas Pipeline Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File Number 1-11680 and incorporated herein by reference).

  10.45 Production Payment Agreement dated as of September 19, 1995 by Tatham Offshore in favor of F-W Oil Interests, Inc. (filed as Exhibit 10.91 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

  10.46 Production Payment Agreement dated as of September 19, 1995 by Tatham Offshore in favor of J. Ray McDermott Properties, Inc. (filed as
           Exhibit 10.92 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

  10.47    Tatham Offshore, Inc. Employee Equity Incentive Plan (filed a
           Exhibit 10.47 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).

  10.48 Tatham Offshore, Inc. Non-Employee Director Stock Option Plan (filed as Exhibit 10.48 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).

  10.49 Loan Agreement between Tatham Offshore, Inc. and DeepFlex Production Services, Inc. dated October 1, 1995 (filed as Exhibit 10.1 to the Tatham Offshore, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, Commission File No. 0-22892 and incorporated herein by reference).

  10.50* Master Drilling Agreement and Drilling Order between Tatham Offshore, Inc. and Sedco Forex Division, Schlumberger Technology Corporation dated September 19, 1996.

   21.1*   List of Subsidiaries of Tatham Offshore, Inc..

   23.1*   Consent of Independent Accountants, Price Waterhouse LLP.

   23.2* Consent of Ryder Scott Company Petroleum Engineers, Independent Petroleum Engineers.

   24.1 *  Power of Attorney (included on the signatures hereof).

- ---------------
      *  Filed herewith

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 29, 1996.

                                   POWERS OF ATTORNEY

     Each person whose signature appears below hereby appoints Dennis A. Kunetka and Diana J. Walters and each of them, any one of whom may act without the joinder of the others, as his or her attorney-in-fact to sign on his or her behalf and in the capacity stated below and to file all amendments to this Annual Report, which amendment or amendments may make such changes and additions thereto as such attorney-in-fact may deem necessary or appropriate.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TATHAM OFFSHORE, INC.
                          (Registrant)




                          By:  /s/ Thomas P. Tatham
                              ---------------------------
                                   Thomas P. Tatham
                                   Chairman of the Board
                                   September 26, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.




/s/ Thomas P. Tatham                                /s/ Donald S. Taylor
- ------------------------------------------------    ------------------------------------------
Thomas P. Tatham                                    Donald S. Taylor
Chairman of the Board                               Director
September 26, 1996                                  September 26, 1996




- ------------------------------------------------    ------------------------------------------
Harry J. Briscoe                                    Robert H. Williams
Director                                            Director
September 26, 1996                                  September 26, 1996




/s/ Kenneth E. Beeney                               /s/ Diana J. Walters
- ------------------------------------------------    ------------------------------------------
Kenneth E. Beeney                                   Diana J. Walters
Director and Vice President - Chief Geophysicist    Director and Chief Financial Officer
September 26, 1996                                  (Principal Financial Officer and Principal
                                                    Accounting Officer)
                                                    September 26, 1996



/s/ Phillip G. Clarke                               /s/ Roger B. Vincent, Sr.
- ------------------------------------------------    ------------------------------------------
Phillip G. Clarke                                   Roger B. Vincent, Sr.
Director                                            Director
September 26, 1996                                  September 26, 1996



/s/ Humbert B. Powell, III                          /s/ James G. Niven
- ------------------------------------------------    ------------------------------------------
Humbert B. Powell, III                              James G. Niven
Director                                            Director
September 26, 1996                                  September 26, 1996

/s/ Clyde E. Nath
- ------------------------------------------------
Clyde E. Nath
Director
September 26, 1996

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                             INDEX TO CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . .     F-2
Consolidated Balance Sheet as of June 30, 1996 and 1995 . . . . . . .     F-3
Consolidated Statement of Operations for the Years Ended
    June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . .     F-4
Consolidated Statement of Cash Flows for the Years Ended
    June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . .     F-5
Consolidated Statement of Stockholders' Equity for the Years
    Ended June 30, 1996, 1995 and 1994  . . . . . . . . . . . . . . .     F-6
Notes to Consolidated Financial Statements  . . . . . . . . . . . . .     F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Tatham Offshore, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Tatham Offshore, Inc. and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Houston, Texas
August 30, 1996

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                          June  30,
                                                                 --------------------------
                                                                    1996              1995
                    ASSETS
                    ------

Current assets:
   Cash and cash equivalents                                    $   4,764        $   3,864
   Stock subscriptions receivable                                  12,242              -
   Accounts receivable from joint venture partners                    719            3,462
   Receivable from affiliates                                         968           16,271
   Prepaid expenses                                                 1,943              204
                                                                ---------        ---------
      Total current assets                                         20,636           23,801
                                                                ---------        ---------
Oil and gas properties:
   Oil and gas properties, at cost, using
    successful efforts method                                      78,158           74,373
   Less - accumulated depreciation, depletion,
    amortization and impairment                                    13,258            3,544
                                                                ---------        ---------
      Oil and gas properties, net                                  64,900           70,829
                                                                ---------        ---------
Prepaid expenses                                                   11,594              -
Other assets                                                          -                 90
                                                                ---------        ---------
      Total assets                                              $  97,130        $  94,720
                                                                =========        =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities                     $   4,654        $  10,462
   Accounts payable to affiliates                                   3,101            2,298
   Notes payable                                                      -             10,468
   Notes payable to affiliate                                       1,734              -
                                                                ---------        ---------
      Total current liabilities                                     9,489           23,228
Deferred income                                                       -             30,000
Long-term debt to affiliate                                        60,000           60,000
Other noncurrent liabilities                                        8,779            1,512
                                                                ---------        ---------
                                                                   78,268          114,740
                                                                ---------        ---------
Commitments and contingencies (Note 8)


Stockholders' equity (Note 5):
   Preferred stock, $0.01 par value, 110,000,000 and
      10,000,000 shares authorized as of June 30, 1996
      and 1995, respectively, 18,724,530 shares issued and
      outstanding at June 30, 1996                                    187              -
   Common stock, $0.01 par value, 250,000,000 and
      100,000,000 shares authorized as of June 30, 1996
      and 1995, respectively, 25,500,320 and 25,000,000
      shares issued and outstanding as of June 30, 1996 and
      1995, respectively                                              255              250
   Warrants outstanding to purchase shares of Convertible
      Exchangeable Preferred Stock                                  2,883              -
   Additional paid-in capital                                      80,004           44,987
   Accumulated deficit                                            (64,467)         (65,257)
                                                                ---------        ---------
                                                                   18,862          (20,020)
                                                                ---------        ---------
      Total liabilities and stockholders' equity                $  97,130        $  94,720
                                                                =========        =========





    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                   Year ended June 30,
                                                     ---------------------------------------------
                                                         1996             1995             1994
Revenue:
   Oil and gas sales to affiliates                   $   15,904       $    7,800         $  11,971
   Oil and gas sales                                        166              254               175
                                                     ----------       ----------         ---------
                                                         16,070            8,054            12,146
                                                     ----------       ----------         ---------

Costs and expenses:
   Production and operating expenses                     13,203           13,745             8,509
   Exploration expenses                                     637           11,459             3,067
   Depreciation, depletion, amortization
      and impairment                                      9,758            1,210               983
   Management fee and general and administrative
      expenses allocated from affiliate                   4,436            4,967             3,377
   General and administrative expenses                    1,839            2,145             1,496
                                                     ----------       ----------         ---------
                                                         29,873           33,526            17,432
                                                     ----------       ----------         ---------

Operating loss                                          (13,803)         (25,472)           (5,286)

Interest income                                             113              836               431
Gain on sale of oil and gas properties                   22,641            1,496                 -
Interest and other financing costs                         (255)          (4,566)              (43)
Interest expense - affiliates                            (7,906)          (7,065)           (3,892)
                                                     ----------       ----------         ---------

Net income (loss)                                    $      790       $  (34,771)        $  (8,790)
                                                     ==========       ==========         =========

Net income (loss) available to common stockholders   $      509       $  (34,771)        $  (9,925)
                                                     ==========       ==========         =========

Net income (loss) per common share                   $     0.02       $    (1.39)        $   (0.45)
                                                     ==========       ==========         =========





    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                  Year ended June 30,
                                                                       -----------------------------------------
                                                                          1996            1995           1994
Cash flows from operating activities:
   Net income (loss)                                                   $     790        $(34,771)     $  (8,790)
   Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Depreciation, depletion, amortization
        and impairment                                                     9,758           1,210            983
      Abandonment of leases                                                    -               -            780
      Amortization of debt issue costs                                         -           2,810             43
      Gain on sale of oil and gas properties                             (22,641)         (1,496)             -
      Other                                                                1,889               -              -
      Changes in operating working capital:
        Decrease (increase) in accounts receivable
         from joint venture partners                                       2,743          (2,837)          (465)
        Decrease (increase) in receivable from affiliates                    303            (773)          (445)
        Decrease (increase) in prepaid expenses                              175             (81)           (85)
        (Decrease) increase in accounts payable, accrued
         liabilities and other current liabilities                        (7,809)         15,697          4,522
        Increase (decrease) in accounts payable to affiliates              7,208          (4,092)         5,685
                                                                       ---------        --------      ---------
          Net cash (used in) provided by
            operating activities                                          (7,584)        (24,333)         2,228
                                                                       ---------        --------      ---------

Cash flows from investing activities:
   Additions to oil and gas properties                                    (9,143)        (25,686)       (28,652)
   Proceeds from deferred income related to
    the Assigned Properties                                               15,000          15,000              -
   Proceeds from the sale of oil and gas
    properties                                                                 -           1,619              -
                                                                       ---------        --------      ---------
          Net cash provided by (used in)
            investing activities                                           5,857          (9,067)       (28,652)
                                                                       ---------        --------      ---------

Cash flows from financing activities:
   Repayment of notes payable                                            (10,468)        (11,428)             -
   Proceeds from notes payable to affiliate                                8,000               -              -
   Repayment of notes payable to affiliate                                (8,000)              -              -
   Proceeds of offering of Warrants, net of underwriting
    fees, commissions and offering costs                                  11,291               -              -
   Proceeds from issuance of Series A Preferred Stock                      1,804               -              -
   Net proceeds from line of credit and convertible
    subordinated notes with affiliate                                          -               -         38,531
   Proceeds of equity offering, net of
    underwriting fees and commissions                                          -               -         46,500
   Equity offering costs                                                       -               -         (1,915)
   Redemption of convertible, redeemable
    preferred stock                                                            -               -         (5,035)
   Debt issue costs                                                            -            (183)        (2,804)
                                                                       ---------        --------      ---------
          Net cash provided by (used in)
            financing activities                                           2,627         (11,611)        75,277
                                                                       ---------        --------      ---------
Net increase (decrease) in cash and cash equivalents                         900         (45,011)        48,853
Cash and cash equivalents at beginning of year                             3,864          48,875             22
                                                                       ---------        --------      ---------
Cash and cash equivalents at end of year                               $   4,764        $  3,864      $  48,875
                                                                       =========        ========      =========

Supplemental disclosures to the statement of cash flows - see Note 9.





    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)


                                                                               Warrants
                                                                              outstanding
                                                                           to purchase shares
                                  Preferred Stock           Common Stock     of Convertible
                              ---------------------    --------------------  Exchangeable   Additional
                              Number of                Number of              Preferred      paid-in     Accumulated
                               Shares     Par value     Shares    Par value     Stock        capital       deficit       Total
                              --------    ---------    ---------  --------- --------------  ----------   -----------   ---------
 Balance, June 30, 1993             -      $     -       20,000     $    200    $    -       $   1,052    $ (20,717)   $ (19,465)

 Redemption of convertible,
    redeemable preferred
    stock                           -            -           -            -          -            (600)        (535)      (1,135)

 Initial equity offering,           -            -        5,000           50         -          44,535           -        44,585
    net

 Distribution in excess of
    predecessor basis               -            -           -            -          -              -          (444)        (444)

 Net loss for the year ended
    June 30, 1994                   -            -           -            -          -              -        (8,790)      (8,790)
                              --------     --------    --------    ---------    ---------    ---------    ---------    ---------
 Balance, June 30, 1994             -            -       25,000          250         -          44,987      (30,486)      14,751

 Net loss for the year ended
    June 30, 1995                   -            -           -            -          -              -       (34,771)     (34,771)
                              --------     --------    --------    ---------    ---------    ---------    ---------    ---------
 Balance, June 30, 1995             -            -       25,000          250         -          44,987      (65,257)     (20,020)

 Offering of Warrants, net          -            -           -            -        11,291           -            -        11,291

 Issuance of Senior
    Preferred Stock                  8           -           -            -          -           7,500           -         7,500

 Issuance of Series A
    Preferred Stock             18,717          187          -            -        (8,408)      26,939           -        18,718

 Issuance of common stock           -            -          500            5         -             578           -           583

 Net income for the year
    ended June 30, 1996             -            -           -            -          -              -           790          790
                              --------     --------    --------    ---------    ---------    ---------    ---------    ---------
 Balance, June 30, 1996         18,725     $    187      25,500    $     255    $   2,883    $  80,004    $ (64,467)   $  18,862
                              ========     ========    ========    =========    =========    =========    =========    =========





    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION:

Tatham Offshore, Inc. ("Tatham Offshore" or the "Company") is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf"). The Company was incorporated in Delaware on October 5, 1993 as a wholly owned subsidiary of Tatham Offshore, Inc., a Texas corporation (the "Predecessor Company"), which was merged with and into the Company on February 2, 1994 (the "Merger") (Note 5).

As of June 30, 1996, the Company is an approximately 39%-owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company, which, through its affiliates, is engaged in providing contract drilling services, oil and gas gathering and transmission, technology and engineering services, geological and geophysical technology services, gas processing and liquids marketing, oil and gas marketing and, through the Company and other affiliates, oil and gas exploration, development and production.

In August 1995, the Company formed a wholly-owned subsidiary, Tatham Offshore (Jersey) Ltd. ("TOJ"), incorporated in the Island of Jersey, to pursue certain international opportunities. In April 1996, the Company formed a wholly-owned subsidiary, Tatham Offshore Development Company, Inc., a Delaware corporation, to hold certain of Tatham Offshore's oil and gas leases.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of those 50% or more owned subsidiaries controlled by Tatham Offshore. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Oil and gas properties

The Company accounts for its oil and gas exploration and production activities using the successful efforts method of accounting. Under this method, costs of successful exploratory wells, development wells and acquisitions of mineral leasehold interests are capitalized. Production, exploratory dry hole and other exploration costs, including geological and geophysical costs and delay rentals, are expensed as incurred. Unproved properties are assessed periodically and any impairment in value is recognized currently as depreciation, depletion and amortization expense. The costs associated with leases on undrilled acreage are recognized as exploration expense ($780,000 for the year ended June 30, 1994) in the period in which management of the Company determines that no further development of such leases is anticipated. Upon discovery of proved reserves, the costs of unproved properties are transferred to proved properties.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




Depreciation, depletion and amortization of the capitalized costs of producing oil and gas properties, consisting principally of tangible and intangible costs incurred in developing a property and costs of productive leasehold interests, are computed on the unit-of-production method. Unit-of-production rates are based on annual estimates of remaining proved developed reserves or proved reserves, as appropriate, for each property. Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining depreciation provisions. Other noncurrent liabilities at June 30, 1996 and 1995 include $811,000 and $1,512,000, respectively, of accrued dismantlement, restoration and abandonment costs. Based on continuing evaluation and other factors, impairments (additional depreciation and depletion) are recorded to the extent that the net book value of oil and gas properties, on an overall basis, exceeds the estimated undiscounted future net revenue of proved oil and gas reserves, net of income taxes.

Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued in March 1995. SFAS No. 121 requires recognition of impairment losses on long-lived assets (including proved properties, wells, equipment and related facilities) if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss will be based on the fair value of the assets. The Company has adopted SFAS No. 121 effective July 1, 1996. SFAS No. 121 does not permit restatement of previously issued financial statements. The adoption of SFAS No. 121 did not have a material adverse effect on the Company's financial position or results of operations.

Repair and maintenance costs are charged to expense as incurred; additions, improvements and replacements are capitalized.

Capitalization of interest

Interest is capitalized in connection with major construction and drilling activities as part of the cost of the asset and is amortized over the related asset's estimated useful life. For the year ended June 30, 1994, interest costs of $546,000 were capitalized pursuant to a vendor construction and financing agreement discussed in Note 4. No interest was capitalized during the years ended June 30, 1996 and 1995.

Debt issue costs

Debt issue costs are capitalized and amortized over the expected life of the related indebtedness. Any unamortized debt issue costs are expensed at the time the related indebtedness is repaid or otherwise terminated. Amortization of debt issue costs of $2,810,000 and $43,000 is included as interest expense in the accompanying statement of operations for the years ended June 30, 1995 and 1994, respectively (Note 4).

Revenue recognition

Revenue from oil and gas sales is recognized upon delivery in the period of production.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts and the tax bases of assets and liabilities.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Earnings per share

Primary earnings (loss) per share is computed by dividing common equity in net income (loss) by the weighted average number of shares and common stock equivalents outstanding during the period. The weighted average number of shares outstanding for purposes of computing primary earnings (loss) per share were 41,311,555 shares, 25,000,000 shares and 21,863,014 shares, respectively, for the years ended June 30, 1996, 1995 and 1994.

Estimates

The preparation of financial statements in conformity with generally accepting accounting principles requires management to make estimates and assumptions, including those related to oil and gas reserves and potential environment liabilities, that effect the reported amount of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Management believes that the estimates used are reasonable.

Other

The fair values of the financial instruments included in the Company's assets and liabilities approximate their carrying values.

Certain amounts in prior years have been reclassified to conform to the current year's presentation.

NOTE 3 - OIL AND GAS PROPERTIES:

All of the Company's oil and gas properties are located in the Gulf and its oil and gas activities are primarily conducted there.

Presented below are costs incurred in the Company's oil and gas property acquisition, exploration and development activities, whether capitalized or expensed at the time these costs were incurred:


                                         For the year ended June 30,
                                ------------------------------------------
                                   1996              1995             1994
                                              (In thousands)
Acquisitions of properties:
   Proved                      $   2,373        $    -            $    555
   Unproved                         -                -                 761
Exploration                          637           11,459            2,287
Development                        8,799           20,559           38,454
                               ---------        ---------         --------
      Total costs incurred     $  11,809        $  32,018         $ 42,057
                               =========        =========         ========

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Investments in oil and gas properties at June 30, 1996 and 1995 were comprised of the following:

                                                                 June 30,
                                                      --------------------------
                                                          1996              1995
                                                             (In thousands)
   Proved properties                                  $   6,050        $  11,064
   Unproved properties                                    1,539            1,539
   Wells, equipment and related facilities               70,569           61,770
                                                      ---------        ---------
      Total capitalized costs                            78,158           74,373
   Accumulated depreciation, depletion
     amortization and impairment                        (13,258)          (3,544)
                                                      --------         --------
      Net capitalized costs                           $  64,900        $  70,829
                                                      =========        =========

The results of operations for oil and gas activities shown below exclude corporate overhead, interest costs and income tax benefits.

                                                                For the year ended June 30,
                                                       ------------------------------------------
                                                         1996             1995             1994
                                                                     (In thousands)
Oil and gas sales                                     $  16,070       $   8,054        $  12,146
Production and operating expenses                       (13,203)        (13,745)          (8,509)
Exploration expenses                                       (637)        (11,459)          (3,067)
Depreciation, depletion and amortization                 (9,758)         (1,210)            (447)
Impairment                                                   -               -              (536)
                                                      ----------      ----------       ---------
Results of operations from oil and gas
   activities (excluding corporate overhead,
   interest costs and income tax benefits)            $  (7,528)      $ (18,360)       $    (413)
                                                      =========       =========        =========

On June 30, 1995, Flextrend Development Company, L.L.C. ("Flextrend Development"), an operating subsidiary of Leviathan Gas Pipeline Partners, L.P. (the "Partnership") which is an effective 23.2% owned affiliate of DeepTech, entered into a purchase and sale agreement (the "Purchase and Sale Agreement") with Tatham Offshore. Pursuant to the Purchase and Sale Agreement, Flextrend Development acquired, subject to certain reversionary interests, a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117 (the "Assigned Properties") from Tatham Offshore for $30,000,000. The Company received $15,000,000 at closing and an additional $15,000,000 on August 15, 1995. Flextrend Development is entitled to retain all of the revenues attributable to the Assigned Properties until it has received net revenues equal to the Payout Amount (as defined below), whereupon the Company is entitled to receive a reassignment of the Assigned Properties, subject to reduction and conditions as discussed below. "Payout Amount" is defined as an amount equal to all costs incurred by Flextrend Development with respect to the Assigned Properties (including the $30,000,000 acquisition cost paid to the Company) plus interest thereon at a rate of 15% per annum. Effective February 1, 1996, the Partnership entered into an agreement with Tatham Offshore regarding certain transportation agreements that increases the amount recoverable from the Payout Amount by $7,500,000 plus interest (Note 6). As of June 30, 1996, the Payout Amount was $77,698,000 comprised of (i) initial acquisition and transaction costs of $32,089,000, (ii) development and operating costs of $49,301,000,
(iii) prepaid demand charges of $7,500,000 and (iv) interest of $7,084,000 reduced by net revenue of $18,276,000. Tatham Offshore and the Partnership have agreed that in the event the Company furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. At any time prior to December 10, 1996, Flextrend Development may exercise either of the following options: (i) to permanently retain 50% of the assigned working interest in either the Viosca Knoll Block 817 property or the Garden Banks Block 72/Garden Banks Block 117 properties or (ii) to

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



permanently retain 50% of the assigned working interest in all Assigned Properties in exchange for forgiving 25% or 50%, respectively, of the then-existing Payout Amount, exclusive of the $7,500,000 plus interest added to the Payout Amount in connection with certain transportation agreements as discussed above. In the event Flextrend Development elects to reduce the Payout Amount, it will become obligated to fund any further development costs attributable to the Company's portion of the working interests, such costs to be added to the Payout Amount. Otherwise, any further development costs will be funded by Flextrend Development on a discretionary basis, such costs to be added to the Payout Amount. Further, in the event Flextrend Development forgoes its right to permanently retain a working interest in all or a portion of the Assigned Properties, it will be entitled to recover from working interest revenues in respect of the Assigned Properties all future demand charges payable for platform access and processing, in their inverse order of maturity, prior to any reassignment to the Company. If however, Tatham Offshore (i) satisfies in full the future demand charges payable for platform access and processing, (ii) delivers evidence that it has received a rating of BBB-, or better, from at least two reputable rating agencies or (iii) delivers evidence that an entity with a rating of BBB-, or better, has agreed to guarantee, assume or, to the reasonable satisfaction of the Partnership, otherwise become responsible for such future demand charges payable, then Tatham Offshore would receive a reassignment of the Assigned Properties upon satisfaction of the Payout Amount. In the event the Payout Amount has been satisfied but none of the above conditions have been met, Tatham Offshore is entitled to receive one-third (1/3) of the revenues, net of operating expenses and platform access and processing fees, until such time as one of the above conditions is met.

During the year ended June 30, 1996, the Company waived its options to prepay the then-existing Payout Amount and receive a reassignment of its working interests and recognized $22,641,000 as a gain on the sale of oil and gas properties. Until September 15, 1995, Tatham Offshore had the option to repay the initial amounts advanced plus transaction costs, with interest, and receive a reassignment of 100% of its working interests. Accordingly, the accompanying consolidated balance sheet as of June 30, 1995 reflects (i) a $15,000,000 receivable from Flextrend Development, (ii) $30,000,000 of deferred income which represents total cash proceeds to be received by the Company pursuant to the Purchase and Sale Agreement and (iii) $7,387,000 of carrying basis related to the Assigned Properties.

In September 1995, the Company acquired an aggregate 25% working interest in Phar Lap (Viosca Knoll Block 817) and an approximate 12.5% working interest in the remainder of the Phar Lap Unit (collectively, the "Phar Lap Working Interest") from two industry partners for a total of $16,000,000 in convertible production payments payable from 25% of the net cash flow from the Phar Lap Working Interest so acquired. The unpaid portion of the production payments is convertible into Tatham Offshore common stock at any time during the first five years at $8.00 per share. Under certain circumstances, the industry partners may require DeepTech to purchase the convertible production payments for an amount equal to 50% of the unrecovered portion thereof. The estimated net present value of the convertible production payments payable of $2,000,000 was recorded as oil and gas properties on the date of acquisition.

The Company anticipates substantial future capital expenditures associated with the full development of its oil and gas properties. See Note 8. In connection with the Company's assessment of its Ship Shoal 331 property, which experienced production problems and is currently shut in, and its decision to seek a sale of all or a portion of such property, or a joint venture partner, the Company reduced its investment in its Ship Shoal Block 331 property by $8,000,000 during the year ended June 30, 1996.

During the year ended June 30, 1995, the Company recognized a $1,500,000 gain related to the farmout of 25% of its working interest in its Phar Lap Unit property to third parties.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 4 - INDEBTEDNESS:

Notes payable

Prior to June 30, 1995, the Company converted approximately $12,813,000 of its accounts payable into short-term promissory notes (the "Creditor Notes") of which $10,468,000 remained outstanding at June 30, 1995. Of the amounts outstanding at June 30, 1995, $8,577,000 bore interest at 12% per annum with the remaining portion bearing interest at 18% per annum. In August 1995, the Company paid all outstanding principal and interest due under the Creditor Notes. Interest expense related to the Creditor Notes totaled $256,000 and $665,000 for the years ended June 30, 1996 and 1995, respectively.

In August 1993, the Company entered into a construction agreement and vendor financing agreement, as amended, (collectively, the "Construction and Financing Agreement") with a vendor pursuant to which the vendor acquired, fabricated and installed a platform and related facilities at Ship Shoal Block 331. At June 30, 1994, the Company owed $11,428,000 pursuant to the Construction and Financing Agreement. On June 30, 1995, the Company repaid the then outstanding principal and accrued interest. The Company fully amortized $269,000 of debt issue costs incurred in connection with the Construction and Financing Agreement during the year ended June 30, 1995.

Long-term debt - affiliates

As of June 30, 1996, the Company had $60,000,000 aggregate principal amount of Convertible Promissory Notes (the "Subordinated Notes") outstanding, the maximum principal amount issuable under the subordinated convertible note purchase agreement. The Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable quarterly in arrears; provided, however, that effective July 1, 1997, interest shall accrue at a rate of 13% per annum. Interest expense related to this borrowing totaled $7,060,000, $7,050,000 and $1,508,000 for the years ended June 30, 1996, 1995 and 1994, respectively. The principal amount of the Subordinated Notes is payable in seven equal annual installments of approximately $8,571,000 commencing August 1, 1999. At any time after August 1, 1999, the Company may redeem in full, or may from time to time redeem in part, the Subordinated Notes, without penalty or premium, upon 90 days prior written notice to the holders thereof. The holders of the Subordinated Notes have the option at any time to convert all or any portion of the principal and accrued interest outstanding thereunder into common stock of the Company at a price equal to the initial public offering price of the Company's stock, $10.00 per share, subject to adjustment under certain circumstances. DeepTech currently holds all of the Subordinated Notes. The holders of 20% or more of the principal amount of the Subordinated Notes and common stock into which Subordinated Notes have been converted have the right to demand the registration of the Subordinated Notes (or any shares of common stock issued upon conversion thereof) under the Securities Act of 1933, as amended; provided, however, that the Company shall only be obligated to file and cause to become effective three registration statements with respect thereto. In addition, such holders have certain piggyback registration rights. The holders of a majority of the aggregate principal amount of the Subordinated Notes may accelerate the payment of the principal and interest thereon upon the occurrence of certain events of default which include the failure to pay principal or interest when due, the voluntary or involuntary bankruptcy of the Company, unpaid judgment against the Company in excess of $5,000,000 and the acceleration of other indebtedness of the Company in excess of $5,000,000 in the aggregate. The Subordinated Notes are subordinate to all senior indebtedness of the Company, which includes any indebtedness outstanding under the Affiliate Note (Note 6). The Company has agreed not to incur additional subordinated indebtedness without the consent of the holders of the Subordinated Notes.

Revolving credit

The Company entered into a revolving credit facility with two commercial banks (the "Credit Facility") in May 1994. The Credit Facility was limited to an amount of a borrowing base as determined by the lenders. No funds were ever borrowed under the Credit Facility and in connection with the sale of the Assigned Properties the Credit Facility was terminated in June 1995. Debt issue costs incurred in connection with the Credit Facility totaled $2,694,000, of which $2,651,000 and $43,000 were amortized during the years ended June 30, 1995 and 1994, respectively.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 5 - STOCKHOLDERS' EQUITY:

Common Stock

Pursuant to the Merger, the Company issued 20,000,000 shares of $0.01 par value common stock in exchange for all the Predecessor Company's 1,000 shares of issued and outstanding common stock and succeeded to all of the assets and liabilities of the Predecessor Company.

On February 15, 1994, the Company issued 5,000,000 shares of common stock to the public at $10.00 per share (the "Initial Offering"), representing 20% of the Company's issued and outstanding common stock immediately after the Initial Offering, pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission (the "Commission") in October 1993. The Company received $44,600,000 in net proceeds from the Initial Offering.

On August 28, 1995, the Company filed a registration statement on Form S-8 with the Commission for the registration of 4,000,000 shares of common stock authorized for issuance upon exercise of options under the Company's Equity Incentive Plan (the "Incentive Plan") and 1,000,000 shares of common stock authorized for issuance upon exercise of options under the Company's Non-Employee Director Stock Option Plan. The Incentive Plan provides the Company the ability to issue a variety of awards pursuant to the plan including stock options, restricted stock and stock value equivalent awards. During the year ended June 30, 1996, the Company issued 245,182 shares of common stock to certain management personnel of DeepTech in connection with DeepTech's deferred compensation arrangement discussed in Note 6. In June 1996, the Company issued 255,138 shares of common stock to outside directors pursuant to the exercise of options granted under the Company's Non-Employee Director Stock Option Plan in settlement of directors' fees and meeting attendance fees for the year ended June 30, 1996. As of June 30, 1996, the Company issued a total of 155,000 options to its outside directors and an employee of DeepTech pursuant to the Non-Employee Director Stock Option Plan and the Incentive Plan.

On October 26, 1995, the Board of Directors proposed an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, $0.01 par value per share, from 100,000,000 shares to 250,000,000 shares and the number of shares of preferred stock, $0.01 par value per share, from 10,000,000 shares to 110,000,000 shares. This increase in authorized capital was necessary in order for the Company to effect the Offering, as discussed below. The amendment to the Company's Restated Certificate of Incorporation had to be approved by holders of a majority of the outstanding shares of common stock of the Company. Stockholders holding a majority of the issued and outstanding shares of common stock have consented in writing to the amendment. The amendment was effective on February 8, 1996.

Preferred Stock

The Company filed a registration statement with the Commission (the "Offering"), which was declared effective on December 26, 1995, relating to the granting to all holders of Tatham Offshore's common stock, on the record date, December 26, 1995, rights (the "Rights") to purchase up to 25,120,948 warrants (the "Warrants"). Each Right entitled the holder to subscribe to purchase one Warrant at the purchase price of $.50 per Warrant. Each Warrant entitles the holder thereof to purchase one share of any of (i) Series A 12% Convertible Exchangeable Preferred Stock, which has a liquidation preference of $1.50 per share ("Series A Preferred Stock") at any time prior to 5:00 p.m., New York time on July 1, 1996, (ii) Series B 8% Convertible Exchangeable Preferred Stock, which has a liquidation preference of $1.00 per share ("Series B Preferred Stock") at any time prior to 5:00 p.m. New York time on October 1, 1996 or (iii) Series C 4% Convertible Exchangeable Preferred Stock, which has a liquidation preference of $0.50 per share ("Series C Preferred Stock" and together with the Series A Preferred Stock and Series B Preferred Stock, the "Convertible Exchangeable Preferred Stock") at any time prior to 5:00 p.m. New York time on January 1, 1997 at the purchase price of $1.00 per share. Each Warrant remaining unexercised at 5:00 p.m. New York time on January 1, 1997 shall be automatically converted, without any action on the part of the holder thereof, into one share of Mandatory Redeemable Preferred Stock, which shall have a liquidation preference of $0.50 per

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



share and shall be mandatorily redeemable by the Company under certain circumstances. At any time from July 1, 1996 until December 31, 1998, each share of Convertible Exchangeable Preferred Stock may be exchanged for four warrants (the "Exchange Warrants" and together with the Rights, the Warrants, the Convertible Exchangeable Preferred Stock and the Mandatory Redeemable Preferred Stock, the "Securities") each of which entitles the holder thereof to purchase one share of Tatham Offshore common stock at a price equal to $0.653 per share which was based on the lowest average of consecutive five day closing prices of the Company's common stock between December 26, 1995 and July 1, 1996. The Exchange Warrants will expire July 1, 1999. Alternatively, at any time after July 1, 1996, the holder of any shares of Convertible Exchangeable Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Tatham Offshore common stock at $0.653 per share. On and after July 1, 1997, the Convertible Exchangeable Preferred Stock will be redeemable at the option of the Company.

In February 1996, the Company issued 25,120,948 Warrants and received $12,560,000 in gross proceeds ($11,291,000 net) pursuant to the exercise of Rights. As of July 1, 1996, holders of 18,717,030 Warrants had exercised their Warrants to purchase an equal number of shares of Series A Preferred Stock at $1.00 per share. Included on the accompanying consolidated balance sheet at June 30, 1996 is $12,243,000 of stock subscriptions receivable related to the purchase of Series A Preferred Stock which was collected in July 1996.

At June 30, 1996, assuming that (a) all remaining 6,403,918 Warrants were exercised to acquire Series B Preferred Stock, (b) 18,717,030 shares of Series A Preferred Stock and 6,403,918 shares of Series B Preferred Stock were immediately converted into shares of Tatham Offshore common stock at $0.653 per share and (c) no other issuances of common stock, the Company would have had approximately 78,302,000 shares of common stock outstanding.

In August 1996, Tatham Offshore issued 737,986 shares of its common stock as a result of the conversion of 320,864 shares of Series A Preferred Stock.

Senior Preferred Stock

Effective February 1, 1996, Tatham Offshore issued 7,500 shares of its 9% senior convertible preferred stock (the "Senior Preferred Stock") to the Partnership as partial consideration for the satisfaction of certain demand charge obligations as further described in Note 6. The Senior Preferred Stock accrues dividends at 9% per annum as of February 1, 1996, which are payable quarterly and shall cumulate to the extent not paid. Each share of the Senior Preferred Stock has a liquidation preference value of $1,000 and is senior to all other classes of Tatham Offshore preferred and common stock in the case of liquidation, dissolution or winding up of Tatham Offshore. The Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. In the event Tatham Offshore does not purchase the Senior Preferred Stock on or before September 30, 1998, then for a period of 90 days thereafter it shall be convertible into Series A Preferred Stock. The conversion ratio shall be equal to (i) the liquidation preference amount plus accumulated but unpaid dividends divided by (ii) the arithmetic average of closing prices for the 20 trading days following October 1, 1998 of the Series A Preferred Stock. As of June 30, 1996, dividends in arrears on the Senior Preferred Stock totaled $281,000 which represents the difference between net income and net income available to common shareholders for the year ended June 30, 1996.

Other

During the year ended June 30, 1994, Tatham Offshore redeemed all of its then outstanding convertible redeemable stock for $5,035,000. The obligation included a redemption premium in excess of the cumulative undeclared dividends. The premium of $600,000 and the cumulative undeclared dividends of $535,000 were treated as adjustments to stockholders' equity and constitute the difference between net loss and net loss available to common stockholders for the year ended June 30, 1994.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 6 - RELATED PARTY TRANSACTIONS:

DeepTech

In October 1995, DeepFlex Production Services, Inc. ("DeepFlex Services"), a wholly-owned subsidiary of DeepTech, entered into a bridge loan agreement (the "Bridge Loan") with Tatham Offshore whereby DeepFlex Services agreed to make $12,500,000 of interim bridge financing available to fund a portion of the Company's working capital and capital requirements. Tatham Offshore borrowed a total of $8,000,000 under the Bridge Loan. All indebtedness outstanding under the Bridge Loan accrued interest at a rate of 15% per annum. Interest expense related to borrowings under the Bridge Loan totaled $210,000 for the year ended June 30, 1996. The terms of the Bridge Loan required the Company to undertake the Offering (Note 5) or to implement another refinancing or asset disposition sufficient to repay the outstanding indebtedness under the Bridge Loan. On January 31, 1996, DeepFlex Services subscribed for the purchase of 10,000,000 Warrants, pursuant to the exercise of Rights which had been assigned from DeepTech, at a cost of $5,000,000, which was paid through the forgiveness of $5,000,000 of principal and interest due under the Bridge Loan. In February 1996, Tatham Offshore used $3,100,000 of Offering proceeds to repay in full the remaining principal and accrued interest outstanding under the Bridge Loan.

On November 1, 1995, the Company converted $1,734,000 of its accounts payable to an affiliate into an unsecured promissory note payable to DeepTech (the "Affiliate Note") which bears interest at 14.5% per annum. Interest on the Affiliate Note is payable quarterly, beginning March 31, 1996. The principal is due and payable in six monthly installments, beginning on a date which is the earlier of (i) November 1, 1997 or (ii) the last day of the calendar month in which the Company receives proceeds from the issuance of any preferred stock described in Note 5 in an amount equal to or greater than $20,000,000.
Interest expense related to the Affiliate Note totaled $170,000 for the year ended June 30, 1996.

Effective July 1, 1993, the management agreement between the Company and DeepTech provided for an annual management fee equal to 40% of DeepTech's overhead. The management fee is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to the Company. In an effort to minimize the Company's projected operating cash shortfall, the Company and DeepTech agreed to decrease the amount of managerial and administrative services provided by DeepTech to the Company and amend the management fee agreement effective November 1, 1995. The amended management agreement provides for an annual management fee of 27.4% of DeepTech's overhead expenses. During the years ended June 30, 1996, 1995 and 1994, Tatham Offshore was charged $4,436,000, $4,967,000 and $3,377,000, respectively, under the management agreement. On June 30, 1996, DeepFlex Services exercised 4,670,957 of its 10,000,000 Warrants to purchase an equal number of shares of Series A Preferred Stock at $1.00 per share by offsetting the then outstanding payable to DeepTech for costs allocated under the management agreement by $4,670,957.

Effective July 1, 1995, DeepTech established three deferred compensation arrangements: (i) a mandatory arrangement for DeepTech's Chief Executive Officer (the "DeepTech CEO"), (ii) a mandatory arrangement for certain senior executives of DeepTech and (iii) an optional arrangement for all other employees of DeepTech. Pursuant to the terms of each arrangement, participants deferred all or a portion of their cash salary until no later than July 1, 1996. During each month in the deferral period, each participant was entitled to receive options to purchase a number of shares of either DeepTech or Tatham Offshore or Preference Units of the Partnership equal to a percentage (ranging from 100% to 300% times their cash salary) divided by the lesser of the closing price on June 30, 1995 (DeepTech - $4.00, Tatham Offshore - $3.50 and the Partnership - $23.75) or the average closing price for the applicable month. Options are exercisable only by cancellation of the participant's cash salary. Each participant earned credits equal to a multiple, based on the option elected, of their deferred cash salary. Any participant except the DeepTech CEO could have received all or a portion of their salary in cash if they did not elect to exercise any options. To the extent that the Company issued its common stock pursuant to the exercise of options granted under these arrangements, it received an offsetting credit against its management fees payable to DeepTech. In November 1995, DeepTech terminated the deferred compensation arrangement for all but three employees of DeepTech. In November 1995 and June 1996, the Company issued 120,948 shares and 124,234 shares, respectively, of its

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



common stock in connection with the mandatory arrangement for certain senior executives of DeepTech and received a $360,000 credit against its management fees payable to DeepTech.

During the year ended June 30, 1990, Tatham Offshore established a bonus plan for the directors, employees and consultants of DeepTech who perform services for the Company which was administered by a committee of the Company's Board of Directors. For the year ended June 30, 1994, the Company awarded an aggregate of $583,000, under this bonus plan. No awards were made for the year ended June 30,1995 and during the year ended June 30, 1996, the bonus plan was discontinued.

In connection with the Initial Offering and the exchange of outstanding indebtedness for Subordinated Notes, DeepTech transferred a 5% working interest in certain oil and gas properties to the Company for $1,444,000 and other consideration. These properties were recorded by the Company as a property acquisition at DeepTech's historical cost basis ($1,000,000) and the remainder of the consideration ($444,000) constitutes the distribution in excess of predecessor basis on the accompanying statement of stockholders' equity for the year ended June 30, 1994.

The Partnership

Production and operating expenses on the accompanying consolidated statement of operations include the following demand, commodity and platform access fees as a result of agreements between Tatham Offshore and the Partnership. Demand charges are payable whether or not any production was actually transported. Commodity charges are based on the volume of oil and gas transported or processed.

                                            For the year ended June 30,
                                   ------------------------------------------
                                     1996             1995             1994
                                                 (In thousands)
Demand charges:
   Ewing Bank property            $    4,644      $    6,582       $    4,979
   Ship Shoal property                   997           1,359              -
Commodity charges:
   Viosca Knoll property                 430             -                -
   Ewing Bank property                   446             324              537
   Ship Shoal property                   -                49              -
Platform access fees                   1,580             -                -
                                  ----------      ----------       ----------
                                  $    8,097      $    8,314       $    5,516
                                  ==========      ==========       ==========

Production problems at Ship Shoal Block 331 and reduced oil production from the Ewing Bank 914 #2 well have affected Tatham Offshore's ability to pay the demand charge obligations under agreements relative to these properties. As a result, effective February 1, 1996, Tatham Offshore entered into an agreement with the Partnership to prepay its remaining demand charge obligations under the transportation agreements covering its Ewing Bank and Ship Shoal properties. Under the agreement, Tatham Offshore's demand charge obligations relative to the Ewing Bank Gathering System and the pipeline facilities constructed by the Partnership for its Ship Shoal property have been prepaid in full. In exchange, effective February 1, 1996, Tatham Offshore has (i) issued to the Partnership 7,500 shares of Senior Preferred Stock with a liquidation preference of $1,000 per share, (ii) added the sum of $7,500,000 to the Payout Amount under the Purchase and Sale Agreement with Flextrend Development and
(iii) granted to the Partnership certain rights to use and acquire the Ship Shoal Block 331 platform. The Partnership has the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on the Ship Shoal Block 331, provided such use, at the time proposed, does not interfere with lease operations or other activities of Tatham Offshore. In addition, the Partnership has a right of first refusal relative to a sale of the platform. The agreement with the Partnership resulted in a reduction in demand charge payments of $4,100,000 for the fiscal year ended June 30, 1996, and will result in a reduction of demand charge payments of $7,800,000 for the fiscal year ended June 30, 1997 and $5,900,000 for fiscal years thereafter. Tatham Offshore remains obligated to pay the commodity charges under these agreements as

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



well as all platform access and processing fees associated with the Viosca Knoll Block 817 lease. At June 30, 1996, the total present value of the unamortized demand charge obligations of $13,507,000 is reflected in the accompanying consolidated balance sheet as prepaid expenses and is being amortized over the estimated useful lives of the related transportation agreements. The $7,500,000 addition to the Payout Amount, including accrued interest of $469,000, is classified as a production payment and included in other noncurrent liabilities on the accompanying consolidated balance sheet.

Other

During the years ended June 30, 1996, 1995 and 1994, the Company sold 99%, 97% and 99%, respectively, of its production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an 80% owned subsidiary of DeepTech. Through October 1995, the sales prices were based upon contractually agreed upon posted prices. In November 1995, Tatham Offshore renegotiated its agreement with Offshore Marketing to provide Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling the Company's production.

Dover Technology, Inc. ("Dover"), a 50% owned subsidiary of DeepTech, charged Tatham Offshore $601,000, $747,000, and $1,516,000 for the years ended June 30, 1996, 1995 and 1994, respectively, for services related to the acquisition, development, exploration or evaluation of oil and gas properties at rates which management believes are comparable to those available for similar services from unrelated parties. Tatham Offshore's payable to Dover for these services in the amount of $1,734,000 at November 1, 1995 was converted into the Affiliate Note.

Included in other assets on the balance sheet at June 30, 1995 was a non-interest bearing advance of $90,000 to an officer of DeepTech who is also a stockholder of the Company. During the year ended June 30, 1996, the Company forgave this advance in exchange for consulting fees rendered by the officer/stockholder to Tatham Offshore.

NOTE 7 - INCOME TAXES:

The Company's deferred income tax liabilities (assets) at June 30, 1996 and 1995 consist of net operating loss ("NOL") carryforwards and the tax effect of timing differences between financial and tax reporting related to the recognition of certain amounts as follows:

                                                             June 30,
                                                 ------------------------------
                                                     1996               1995
                                                           (In thousands)
Oil and gas properties                           $     1,142         $    2,191
                                                 -----------         ----------
   Gross deferred liability                            1,142              2,191
                                                 -----------         ----------
NOL carryforwards                                    (22,445)           (15,997)
Deferred income                                        -                 (7,689)
Accruals deferred for tax purposes                     -                   (294)
                                                 -----------         ----------
   Gross deferred asset                              (22,445)           (23,980)
                                                 -----------         ----------

Net deferred tax asset                               (21,303)           (21,789)
Valuation allowances                                  21,303             21,789
                                                 -----------         ----------
                                                 $     -             $    -
                                                 ===========         ==========

Because of the Company's losses in all but the most recent year, valuation allowances of $21,303,000 and $21,789,000 at June 30, 1996 and 1995,
respectively, were provided against the net deferred tax assets. At June 30, 1996, the Company had approximately $66,013,000 of regular tax NOL carryforwards and approximately $64,602,000 of alternative minimum tax NOL carryforwards. These losses begin to expire in the year 2005. Although substantial changes in a company's ownership can result in an annual limitation on the utilization of federal income tax NOL carryforwards, it is not anticipated that this restriction will significantly affect the utilization of Tatham Offshore's NOL carryforwards.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 8 - COMMITMENTS AND CONTINGENCIES:

In the ordinary course of business, the Company is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position of the Company. The Company is involved in certain legal proceedings which have arisen in the ordinary course of business. Management believes that the outcome of such proceedings will not have a material adverse effect on the Company's financial position.

The Company anticipates substantial future capital expenditures associated with the full development of its oil and gas properties. Realization of the full potential of the Company's properties is dependent upon the ability to obtain sufficient additional capital or project financing.

In August 1995, TOJ began the process of attempting to obtain offshore concessions from the government of Nigeria. There are no assurances that TOJ will be granted a concession or the terms and conditions that would apply to a concession if granted.

NOTE 9 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

                                                                  Year ended June 30,
                                                     ---------------------------------------------
                                                        1996             1995             1994
                                                                     (In thousands)
   Cash paid for interest, net of
      amounts capitalized                              $  7,693         $  8,548         $  1,508

Supplemental disclosures of noncash investing and financing activities:

                                                                 Year ended June 30,
                                                   ------------------------------------------------
                                                     1996               1995               1994
                                                                   (In thousands)
Additions to oil and gas properties                 $     (2,000)    $         -         $  (11,428)
Issuance of notes payable                                      -          12,813             11,428
Increase (reduction) in accounts payable
   and accrued liabilities                                 2,000         (12,813)                 -
Reduction in line of credit with and
   note payable to DeepTech                                    -               -            (34,000)
Sale of Subordinated Notes                                     -               -             34,000
Deferred income related to oil and gas
   properties held for sale                                    -          15,000                  -
Receivable from affiliate                                      -         (15,000)                 -
Stock subscriptions receivable                           (12,242)              -                  -
Issuance of Series A Preferred Stock                      16,913               -                  -
Payable to affiliate                                      (4,671)              -                  -

NOTE 10 - SUBSEQUENT EVENTS:

In September 1996, the Company entered into a drilling arrangement (the "Drilling Arrangement") with Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex"). The Drilling Arrangement includes the use of the semisubmersible drilling rig, the FPS Bill Shoemaker, owned by an affiliate of DeepTech, and will become effective upon the mobilization of the rig to the Company's initial location. The initial contract term of the Drilling Arrangement is for 90 days or, if sooner, the completion of the Company's initial drilling operation and the mobilization of the rig to another location. The Company may, at its option, extend the initial contract term through (i) three successive one well options or (ii) two successive one year terms. Under the terms of the Drilling Arrangement, the Company has committed to pay Sedco Forex a drilling rate of $70,000 per day with a standby rate

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



of $66,700 per day. As security for its obligations under the Drilling Arrangement, the Company is required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating day rate for the contract term. In the event that the Company exercises its option to extend the Drilling Arrangement, the Company and Sedco Forex must agree upon additional security for the extension period.

During the term of the Drilling Arrangement, the Company has the right to sub-contract the rig to other operators. If the rig is sub-contracted to another operator, the Company will receive the difference between the sub-contract rate and the above agreed upon rates, if any. The FPS Bill Shoemaker is owned by an affiliate of DeepTech and operated by Sedco Forex under a charter agreement. The Drilling Arrangement is conditioned upon the completion of a third party financing that will fund certain improvements to the FPS Bill Shoemaker. Sedco Forex has the right to substitute a similar drilling rig for the FPS Bill Shoemaker in the event the FPS Bill Shoemaker is unavailable due to a previously submitted bid for work offshore Canada. In the event Sedco Forex elects to carry out such rig substitution, the Company has (i) an option to use the FPS Bill Shoemaker in the Newfoundland Grand Banks Area rather than the substitute rig to complete the initial contract term prior to the use by the third party, subject to availability, and subject to higher contract rates to account for the additional costs incurred by Sedco Forex as a result of operations offshore Canada, and (ii) an additional option, upon completion of the third party work and subject to the use of the rig for certain other projects, to contract to use the rig for the drilling of one well at the then prevailing contract price.

NOTE 11 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

Oil and gas reserves

The following table represents the Company's net interest in estimated quantities of developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities at fiscal year end 1996, 1995 and 1994. Estimates of the Company's reserves at June 30, 1996, 1995 and 1994 have been made by the independent engineering consulting firm, Ryder Scott Company Petroleum Engineers. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

Estimates of reserve quantities are based on sound geological and engineering principles, but, by their very nature, are still estimates that are subject to substantial upward or downward revision as additional information regarding producing fields and technology becomes available.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




                                                     Oil/Condensate         Natural gas
                                                       (barrels)              (MCF)
                                                    ----------------       ------------
                                                                (In thousands)
Proved reserves -- June 30, 1993                               5,044             71,530
    Revisions of previous estimates                              566             (1,221)
    Purchase of reserves in place                                129                196
    Extensions, discoveries and other additions                8,007             31,732
    Production                                                  (395)            (2,937)
                                                              ------            -------
Proved reserves -- June 30, 1994                              13,351             99,300
    Revisions of previous estimates                                3             (7,146)
    Extensions, discoveries and other additions                1,767              1,117
    Production                                                  (333)            (1,505)
    Sales of reserves in place                                (2,733)           (50,156)
                                                              ------            -------
Proved reserves -- June 30, 1995                              12,055             41,610
    Revisions of previous estimates                             (168)            (3,902)
    Purchase of reserves in place                                -               17,160
    Extensions, discoveries and other additions                  398              8,427
    Production                                                  (418)            (1,035)
    Sales of reserves in place                                   -                  -
                                                              ------            -------
Proved reserves -- June 30, 1996                              11,867             62,260
                                                              ======            =======

Proved developed reserves -- June 30, 1994                     4,176             19,988
                                                              ======            =======
Proved developed reserves -- June 30, 1995                     3,661             13,930
                                                              ======            =======
Proved developed reserves -- June 30, 1996                     3,388             35,274
                                                              ======            =======

In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices, future operating costs and future plugging and abandonment costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different sites, may vary substantially. The meaningfulness of such estimates is highly dependent upon the assumptions upon which they are based.

Furthermore, Tatham Offshore's wells have only been producing for a short period of time and, accordingly, estimates of future production are based on this limited history. Estimates with respect to proved undeveloped reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. A significant portion of Tatham Offshore's reserves is based upon volumetric calculations.

The Company anticipates substantial future capital expenditures associated with the full development of its oil and gas properties. Realization of the full potential of the Company's properties is dependent upon the ability to obtain sufficient additional capital or project financing.

Future net cash flows

The standardized measure of discounted future net cash flows relating to the Company's proved oil and gas reserves is calculated and presented in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Accordingly, future cash inflows were determined by applying year-end oil and gas prices to the Company's estimated share of future production from proved oil and gas reserves. The average prices utilized in the calculation of the standardized measure of discounted future net cash flows at June 30, 1996 were $19.27 per barrel of oil and $2.48 per MCF of gas. Future production and development costs were computed by applying year-end costs to future years. Future income taxes were derived by applying year-end statutory tax rates to the estimated net future cash flows taking into consideration the Company's NOL carryforwards. A prescribed 10% discount factor was applied to the future net cash flows.

In the Company's opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for the Company's proved oil and gas reserves is not representative of the reserve value. The standardized measure is intended only to assist financial statement users in making comparisons between companies.

                                                                         June 30,
                                                       ----------------------------------------------
                                                          1996             1995             1994
                                                                       (In thousands)
Future cash inflows                                    $    383,130     $    275,415     $    449,764
Future production costs                                     128,195          100,638          131,939
Future development costs                                     89,024           88,801          121,256
Future income tax expenses                                   14,882             -              40,901
                                                       ------------     ------------     ------------
Future net cash flows                                       151,029           85,976          155,668
Annual discount at 10% rate                                  47,345           37,993           48,003
                                                       ------------     ------------     ------------
Standardized measure of discounted future
    net cash flows                                     $    103,683     $     47,983     $    107,665
                                                       ============     ============     ============

                                                                        June 30, 1996
                                                       ----------------------------------------------
                                                         Proved           Proved
                                                          Developed      Undeveloped        Total
                                                       ------------      -----------     ------------
                                                                       (In thousands)
Undiscounted estimated future net cash flows
    from proved reserves before income taxes           $     78,440     $     87,471     $    165,911
                                                       ============     ============     ============
Present value of future net cash flows from
    proved reserves before income taxes,
    discounted at 10%                                  $     59,296     $     49,717     $    109,013
                                                       ============     ============     ============

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




The following are the principal sources of change in the standardized measure:

                                                           1996             1995             1994
                                                       ------------     ------------     ------------
                                                                       (In thousands)
Beginning of year                                      $     47,983     $    107,665     $     53,958
    Sales and transfers of oil and gas produced,
         net of production costs                             (8,678)          (3,156)          (8,616)
    Net changes in prices and production costs               38,730          (32,805)          (4,892)
    Extensions, discoveries and improved
         recovery, less related costs                         3,746            1,227           68,558
    Changes in estimated future development costs             5,764          (10,909)          (5,428)
    Previously estimated development costs
         incurred during the year                             1,987           13,000            1,074
    Revisions of previous quantity estimates                 (3,198)          (6,917)           2,135
    Purchase of reserves in place                            18,200              -                820
    Sales of reserves in place                                  -            (25,298)             -
    Net change in income taxes                               (5,330)          18,410           (3,984)
    Accretion of discount                                     4,798           12,607            6,838
    Changes in production rates, timing and other              (319)         (25,841)          (2,798)
                                                       ------------     ------------     ------------
End of year(1)                                         $    103,683     $     47,983     $    107,665
                                                       ============     ============     ============

- ---------------
(1) The standardized measure calculations at June 30, 1995 and 1994 exclude the Company's obligations to pay demand charges to an affiliate relative to its Ewing Bank and Ship Shoal properties. These demand charges were prepaid in full during the year ended June 30, 1996. See Note 6.

                             INDEX TO EXHIBITS


Exhibit
Number                               Description
- -------                              -----------

10.50                  Master Drilling Agreement

21.1                   Tatham Offshore, Inc. Subsidiaries

23.1                   Consent of Independent Accountants

23.2                   Consent of Ryder Scott Company Petroleum Engineers

27                     Financial Data Schedule