Form 10-Q
period 1996-09-30
TATHAM OFFSHORE INC
filed 1996-11-12
CIK 913358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                 (713) 224-7400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO
                                                               ---     ---
                     AS OF NOVEMBER 13, 1996, THERE WERE OUTSTANDING 26,238,306 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.

================================================================================

                    TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                               Page
                                                                                               ----
PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheet as of September 30, 1996 (unaudited) and June 30, 1996   . . .  3
    Unaudited Consolidated Statement of Operations for the Three Months
       Ended September 30, 1996 and 1995, respectively  . . . . . . . . . . . . . . . . . . .  4
    Unaudited Consolidated Statement of Cash Flows for the Three Months
       Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .  5
    Consolidated Statement of Stockholders' Equity for the
       Three Months Ended September 30, 1996 (unaudited)  . . . . . . . . . . . . . . . . . .  6
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .  7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .   14

PART II.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

    Legal Proceedings
    Changes in Securities
    Defaults Upon Senior Securities
    Submission of Matters to a Vote of Security Holders
    Other Information
    Exhibits and Reports on Form 8-K

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                    September 30,    June 30,
                                                                        1996           1996
                                                                     (unaudited)
                    ASSETS
                    ------
Current assets:
   Cash and cash equivalents                                           $  11,886   $   4,764
   Stock subscriptions receivable                                            --       12,242
   Accounts receivable from joint venture partners                           336         719
   Receivable from affiliates                                                998         968
   Prepaid expenses                                                        1,913       1,943
                                                                       ---------   ---------
      Total current assets                                                15,133      20,636
                                                                       ---------   ---------
Oil and gas properties:
   Oil and gas properties, at cost, using
    successful efforts method                                             80,431      78,158
   Less - accumulated depreciation, depletion,
    amortization and impairment                                           14,201      13,258
                                                                       ---------   ---------
      Oil and gas properties, net                                         66,230      64,900
                                                                       ---------   ---------

Prepaid expenses                                                          11,114      11,594
                                                                       ---------   ---------
      Total assets                                                     $  92,477   $  97,130
                                                                       =========   =========
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities                            $   4,305   $   4,654
   Accounts payable to affiliates                                            409       3,101
   Note payable to affiliate                                               1,734       1,734
                                                                       ---------   ---------
      Total current liabilities                                            6,448       9,489
Long-term debt to affiliate                                               60,000      60,000
Other noncurrent liabilities                                               8,861       8,779
                                                                       ---------   ---------
                                                                          75,309      78,268
                                                                       ---------   ---------
Stockholders' equity:
   Preferred stock, $0.01 par value, 110,000,000 shares
    authorized as of September 30, 1996 and June 30, 1996,
    18,403,666 and 18,724,530 shares issued and outstanding
    at September 30, 1996 and June 30, 1996, respectively                    184         187
   Common stock, $0.01 par value, 250,000,000 shares
    authorized as of September 30, 1996 and June 30, 1996,
    26,238,306 and 25,500,320 shares issued and outstanding
    at September 30, 1996 and June 30, 1996, respectively                    262         255
   Warrants outstanding to purchase shares of Convertible
    Exchangeable Preferred Stock                                           2,883       2,883
   Additional paid-in capital                                             80,000      80,004
   Accumulated deficit                                                   (66,161)    (64,467)
                                                                       ---------   ---------
                                                                          17,168      18,862
                                                                       ---------   ---------
      Total liabilities and stockholders' equity                       $  92,477   $  97,130
                                                                       =========   =========

     The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                          Three Months
                                                                      Ended September 30,
                                                                -----------------------------
                                                                     1996             1995
Revenue:
  Oil and gas sales                                             $      4,500     $      1,527
                                                                ------------     ------------
Costs and expenses:
  Production and operating expenses                                    1,947            5,778
  Exploration expenses                                                   116              158
  Depreciation, depletion and amortization                               956              105
  Management fee and general and administrative
   expenses allocated from affiliate                                     726            1,572
  General and administrative expenses                                    486              647
                                                                ------------     ------------
                                                                       4,231            8,260
                                                                ------------     ------------
Operating income (loss)                                                  269           (6,733)
Interest income                                                          154               35
Gain on sale of oil and gas properties                                   --            11,319
Interest and other financing costs                                       --              (256)
Interest expense - affiliate                                          (2,117)          (1,819)
                                                                ------------     ------------
Net (loss) income                                                     (1,694)           2,546
Preferred stock dividends                                               (997)              --
                                                                ------------     ------------
Net (loss) income available
 to common shareholders                                         $     (2,691)    $      2,546
                                                                ============     ============

Net (loss) income per share                                     $      (0.10)    $       0.10
                                                                ============     ============

     The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                     Three Months Ended
                                                                       September 30,
                                                              --------------------------------
                                                                  1996               1995
Cash flows from operating activities:
   Net (loss) income                                            $   (1,694)        $    2,546
   Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Depreciation, depletion and amortization                         956                105
      Gain on sale of oil and gas properties                           --             (11,319)
      Other                                                            549                --
      Changes in operating working capital:
         Decrease in accounts receivable from joint
           venture partners                                            383              2,925
         Increase in receivable from affiliates                        (30)               (10)
         Decrease in prepaid expenses                                   29                  4
         Decrease in accounts payable,
           accrued liabilities and other current liabilities          (348)            (5,194)
         (Decrease) increase in accounts payable to affiliates      (2,692)             3,849
                                                                ----------         ----------
           Net cash used in operating activities                    (2,847)            (7,094)
                                                                ----------         ----------
Cash flows from investing activities:
   Additions to oil and gas properties                              (2,273)               (54)
   Proceeds from sale of oil and gas properties                        --              15,000
                                                                ----------         ----------
           Net cash (used in)  provided by investing
               activities                                           (2,273)            14,946
                                                                ----------         ----------
Cash flows from financing activities:
   Proceeds from issuance of Series A Preferred Stock               12,242                --
   Repayment of notes payable                                          --             (10,467)
                                                                ----------         ----------
           Net cash provided by (used in) financing
             activities                                             12,242            (10,467)
                                                                ----------         ----------
Net increase (decrease) in cash and cash equivalents                 7,122             (2,615)
Cash and cash equivalents at beginning of year                       4,764              3,864
                                                                ----------         ----------
Cash and cash equivalents at end of period                      $   11,886         $    1,249
                                                                ==========         ==========

Cash paid for interest                                          $    1,836         $      421

    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                                                                Warrants
                                                                              outstanding
                                                                           to purchase shares
                               Preferred Stock            Common Stock       of Convertible
                            ---------------------       -------------------   Exchangeable    Additional
                            Number of                   Number of               Preferred       paid-in    Accumulated
                             Shares     Par Value        Shares   Par Value       Stock         capital      deficit      Total
                             ------     ---------        ------   ---------       -----         -------      -------     -------
Balance, June 30, 1996        18,725   $      187       25,500   $     255       $ 2,883      $ 80,004   $(64,467)     $18,862

Conversion of Series A
   Preferred Stock into
   common stock
   (unaudited)                  (321)          (3)         738           7           --             (4)          --     --

Net loss for the three
   months ended
   September 30, 1996
   (unaudited)                   --           --           --          --            --            --      (1,694)      (1,694)
                              ------   ----------       ------   ---------       -------     ---------   --------      -------
Balance, September 30,
   1996 (unaudited)           18,404   $      184       26,238   $     262       $ 2,883     $  80,000   $(66,161)     $17,168
                              ======   ==========       ======   =========       =======     =========   ========      =======





    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Tatham Offshore, Inc. ("Tatham Offshore" or the "Company") is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf"). The Company is an approximately 38% - owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company, which, through its affiliates, is engaged in providing contract drilling services, oil and gas gathering and transmission, technology and engineering services, geological and geophysical technology services, gas processing and liquids marketing, oil and gas marketing and, through the Company and other affiliates, oil and gas exploration, development and production.

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the period covered by such statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

NOTE 2 - RELATED PARTY TRANSACTIONS:

The management agreement between the Company and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to the Company. Effective July 1, 1996, the management agreement was amended to provide for an annual management fee of 24% of DeepTech's overhead expenses. During the three months ended September 30, 1996, DeepTech charged Tatham Offshore $0.7 million under this agreement.

As of September 30, 1996, the Company had $60.0 million aggregate principal amount of Convertible Promissory Notes (the "Subordinated Notes") outstanding, all of which were held by DeepTech. Interest expense related to this borrowing totaled $1.8 million for the three months ended September 30, 1996.

During the three months ended September 30, 1996, the Company sold substantially all of its oil and gas production to Offshore Gas Marketing, Inc., an affiliate of the Company.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                  (unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY:

The following table summarizes the Company's outstanding equity:


                                       Outstanding at                                                                Conversion/
                           ----------------------------------      Liquidation        Dividend      Dividends         Exchange
          Equity           June 30, 1996    September 30, 1996      Preference           Rate      In Arrears         Features

Senior Preferred Stock           7,500               7,500       $1,000 per share          9%       $450,000            (c)
(a)
Series A Preferred Stock    18,717,030          18,396,166       $1.50 per share          12%                          (d)(e)
                                                                                                     828,000

Series B Preferred Stock        --                    --  (f)    $1.00 per share           8%           --             (d)(e)

Series C Preferred Stock        --                    --         $0.50 per share           4%           --             (d)(e)
Mandatory Redeemable
        Preferred Stock         --                    --         $0.50 per share          --            --             (e)(g)

Warrants (b)                 6,403,918           6,403,918(f)           N/A               --            --              (h)


Common Stock                25,500,320          26,238,306              N/A               --            --              --

-----------------
         (a) Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), an affiliate of the Company, holds all outstanding shares.
         (b) DeepFlex Production Services, Inc., an affiliate of the Company, holds 5,329,043 of the outstanding Warrants.
         (c) The Partnership has made an irrevocable offer to the Company to sell all or any portion of the Senior Preferred Stock at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. In the event the Company does not purchase the Senior Preferred Stock on or before September 30, 1998, then for a period of 90 days thereafter it shall be convertible into Series A Preferred Stock. The conversion ratio shall be equal to (i) the liquidation preference amount plus accumulated unpaid dividends divided by (ii) the arithmetic average of closing prices for the 20 trading days following October 1, 1998 of the Series A Preferred Stock.
         (d) At any time from July 1, 1996 until December 31, 1998, each share may be exchanged for four Exchange Warrants each of which entitles the holder thereof to purchase one share of common stock at $0.653 per share. At any time after July 1, 1996, the holder may convert the liquidation value and unpaid dividends into shares of common stock at $0.653 per share.
         (e) On or after July 1, 1997, redeemable at the option of the Company.
         (f) On October 1, 1996, a total of 74,379 Warrants were exercised for an equivalent number of shares of Series B Preferred Stock.
         (g) The Company is required to redeem at a redemption price of $0.50 per share if the Company redeems any shares of Series A, B or C Preferred Stock. The Company is also required to redeem at a redemption price of $0.50 per share from net proceeds from the sale of common stock pursuant to the exercise of Exchange Warrants, subject to certain conditions.
         (h) Holders are entitled to purchase, for $1.00 per share, one share of either (i) Series B Preferred Stock on or before October 1, 1996 or (ii) Series C Preferred Stock on or before January 1, 1997. All remaining unexercised Warrants will automatically be converted into Mandatory Redeemable Preferred Stock on January 1,1997.

Primary earnings (loss) per share is computed by dividing common equity in net income (loss) by the weighted average number of shares and common stock equivalents outstanding during the period. The weighted average number of shares outstanding for purposes of computing primary earnings (loss) per share were 25,927,636 shares and 25,000,000 shares for the three months ended September 30, 1996 and 1995, respectively.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                  (unaudited)


NOTE 4 - COMMITMENTS AND CONTINGENCIES:

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

In September 1996, the Company entered into a drilling arrangement (the "Drilling Arrangement") with Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex"). The Drilling Arrangement includes the use of either the semisubmersible drilling rig, the FPS Bill Shoemaker, owned by an affiliate of DeepTech, or a substitute rig capable of drilling in up to 1,500 feet of water. The Drilling Arrangement will become effective upon the mobilization of a rig to the Company's initial location. The initial contract term of the Drilling Arrangement is for 90 days or, if sooner, the completion of the Company's initial drilling operation and the mobilization of the rig to another location. The Company may, at its option, extend the initial contract term through (i) three successive one well options or (ii) two successive one year terms. Under the terms of the Drilling Arrangement, the Company has committed to pay Sedco Forex a drilling rate of $70,000 per day with a standby rate of $66,700 per day. As security for its obligations under the Drilling Arrangement, the Company is required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating day rate for the contract term. In the event that the Company exercises its option to extend the Drilling Arrangement, the Company and Sedco Forex must agree upon additional security for the extension period. During the term of the Drilling Arrangement, the Company has the right to sub-contract the rig to other operators. If the rig is sub-contracted to another operator, the Company will receive the difference between the sub-contract rate and the above agreed upon rates, if any. The FPS Bill Shoemaker is owned by an affiliate of DeepTech and operated by Sedco Forex under a charter agreement. Sedco Forex has the right to substitute a similar drilling rig for the FPS Bill Shoemaker in the event the FPS Bill Shoemaker is unavailable due to a previously submitted bid for work offshore Canada. In the event Sedco Forex elects to carry out such rig substitution, the Company has (i) an option to use the FPS Bill Shoemaker in the Newfoundland Grand Banks Area rather than the substitute rig to complete the initial contract term prior to the use by the third party, subject to availability, and subject to higher contract rates to account for the additional costs incurred by Sedco Forex as a result of operations offshore Canada, and (ii) an additional option, upon completion of the third party work and subject to the use of the rig for certain other projects, to contract to use the rig for the drilling of one well at the then prevailing contract price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Part I of this quarterly report.

GENERAL

Tatham Offshore is an independent energy company engaged in the development and production of, and the exploration for, offshore oil and gas reserves, with activities concentrated primarily in the Flextrend (water depths of 600 to 1,500 feet) and Deepwater (water depths greater than 1,500 feet) areas of the Gulf. The Company's current portfolio of mineral leaseholds consists of 15 offshore oil and gas leases in the Gulf which include producing properties and undeveloped acreage.

The following discussion is intended to assist in the understanding of the Company's financial condition and results of operations for the three months ended September 30, 1996.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995

Revenue from oil and gas sales totaled $4.5 million for the three months ended September 30, 1996 as compared with $1.5 million for the three months ended September 30, 1995. During the three months ended September 30, 1996, the Company sold 1,475 MMcf of gas and 60,640 barrels of oil at average prices of $2.15 per thousand cubic feet ("Mcf") and $21.87 per barrel, respectively. During the same period in 1995, the Company sold 236 MMcf of gas and 72,500 barrels of oil at average prices of $1.54 per Mcf and $16.02 per barrel, respectively. The increase in oil and gas revenue is due primarily to production initiated from the Company's Viosca Knoll Block 817 (Phar Lap) project and higher oil and gas prices partially offset by lower oil production from the Company's Ewing Bank 914 #2 well.

Production and operating expenses for the three months ended September 30, 1996 totaled $1.9 million as compared with $5.8 million for the same period in 1995. The decrease in production and operating expenses is primarily comprised of (i) a decrease of $1.4 million in transportation services primarily related to the restructuring of certain transportation agreements with the Partnership, (ii) a decrease in workover and repair expenses of $2.0 million and (iii) a net decrease in operating costs related to Viosca Knoll, Ewing Bank, West Delta, West Cameron and Ship Shoal properties of $0.5 million.

Exploration expenses for the three months ended September 30, 1996 totaled $0.1 million as compared with $0.2 million for the three months ended September 30, 1995. Exploration costs during the three months ended September 30, 1996 and 1995 included expenses incurred under the amended technology services agreement with an affiliate of the Company.

Depreciation, depletion and amortization totaled $1.0 million for the three months ended September 30, 1996 as compared with $0.1 million for the three months ended September 30, 1995. Depreciation, depletion and amortization for the three months ended September 30, 1996 reflected costs applicable to the Company's investment in the West Delta 35 project, the Ewing Bank 914 #2 well and the Viosca Knoll Block 817 project. Depreciation, depletion and amortization for the three months ended September 30, 1995 reflected costs applicable to the Company's investment in the West Delta 35 project and the Ewing Bank 914 #2 well. The increase in depreciation, depletion and amortization expense is primarily attributable to the initiation of production from the Viosca Knoll Block 817 project.

General and administrative expenses, including the management fee allocated from DeepTech, for the three months ended September 30, 1996 were $1.2 million as compared with $2.2 million for the same period in 1995. The decrease in general and administrative expenses for the three months ended September 30, 1996 reflected a decrease in direct general and administrative expenses of $0.2 million and a decrease in staff and overhead expenses allocated to the Company under its management agreement with DeepTech of $0.8 million. As a result of DeepTech's reduction of services provided to the Company, the Company and DeepTech amended the management agreement effective July 1, 1996 to provide for a 24% overhead allocation as compared to a 40% overhead allocation during the three months ended September 30, 1995.

Operating income for the three months ended September 30, 1996 was $0.3 million as compared with an operating loss of $6.7 million for the three months ended September 30, 1995. The change in operating income (loss) was due to the items discussed above.

During the three months ended September 30, 1995, the Company recognized an $11.3 million gain related to the sale of its working interests in three oil and gas properties to Flextrend Development Company, L.L.C. ("Flextrend Development"), a subsidiary of the Partnership, as a result of the Company waiving a portion of its options to prepay the existing Payout Amount (as discussed below) and receive a reassignment of its working interests.

Interest expense, net of interest income, for each of the three months ended September 30, 1996 and 1995 totaled $2.0 million. For the three months ended September 30, 1996 and 1995, $1.8 million of the interest expense was attributable to interest payable to DeepTech on the Subordinated Notes.

After considering $1.0 million of preferred stock dividends in arrears, the Company's net loss available to common shareholders for the three months ended September 30, 1996 was $2.7 million as compared with net income available to common shareholders for the three months ended September 30, 1995 of $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Company intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand, cash generated from continuing operations and proceeds from the exercise of outstanding Warrants. At September 30, 1996, the Company had $11.9 million of cash and cash equivalents.

Cash from continuing operations is derived primarily from production from the Company's Viosca Knoll Block 817 project which is currently producing a total of approximately 100 MMcf per day. Tatham Offshore currently owns a 25% working interest in the Viosca Knoll Block 817 project which interest is subject to a production payment equal to 25% of the net operating cash flow from such working interest.

Tatham Offshore also has producing wells at Ewing Bank 914 and at its Silent Beauty project at West Delta Block 35 which contribute to cash from continuing operations. The Company owns a 100% working interest in the Ewing Bank 914 #2 well and a 38% working interest in the Silent Beauty project. The Ewing Bank 914 #2 well is currently producing at a rate of approximately 725 barrels of oil, 1.9 MMcf of gas and 2,050 barrels of water per day.

As a result of a rights offering in February 1996, the Company received $12.6 million in gross proceeds ($11.3 million in net proceeds) pursuant to the exercise of Rights to purchase 25,120,948 Warrants at $.50 per warrant. As of October 1, 1996, a total of 18,791,409 Warrants had been exercised to purchase an equivalent number of shares of Series A and B Preferred Stock at $1.00 per share which generated an additional $18.8 million in proceeds to the Company.

As of October 1, 1996, there were 6,329,539 Warrants outstanding. Each of the remaining Warrants may be exercised to purchase one share of Series C Preferred Stock, which has a liquidation preference of $.50 per share, at any time prior to 5:00 p.m. New York time on January 1, 1997 at the purchase price of $1.00 per share. Each Warrant remaining unexercised at 5:00 p.m. New York time on January 1, 1997 shall be automatically converted, without any action on the part of the holder thereof, into one share of Mandatory Redeemable Preferred Stock, which shall have a liquidation preference of $0.50 per share and shall be mandatorily redeemable by the Company under certain circumstances. At any time from July 1, 1996 until December 31, 1998, each share of Series A, B or C Preferred Stock may be exchanged for four Exchange Warrants each of which shall entitle the holder thereof to purchase one share of Common Stock at $0.653 per share. The Exchange Warrants will expire July 1, 1999. Alternatively, at any time after July 1, 1996, the holder of any shares of Series A, B or C Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Common Stock at $0.653 per share. On and after July 1, 1997, the Convertible Exchangeable Preferred

Stock will be redeemable at the option of the Company. Through October 31, 1996, a total of 320,864 shares of Series A Preferred Stock had been converted into 737,986 shares of Common Stock.

Uses of Cash. The Company's primary uses of cash consist of (i) amounts due under the Subordinated Notes, (ii) expenses associated with operating its producing properties, including its production payment and leasehold abandonment liabilities, (iii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests, including its obligations under the Drilling Arrangement, (iv) platform access fees and processing and commodity charges payable to the Partnership and (v) payments due under the management agreement with DeepTech.

As of September 30, 1996, Tatham Offshore had $60.0 million aggregate principal amount of Subordinated Notes outstanding, the maximum principal amount of Subordinated Notes issuable, all of which were held by DeepTech. The Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable in arrears (approximately $1.8 million per quarter); provided, however, that effective July 1, 1997, interest shall accrue at a rate of 13% per annum. The principal amount of the Subordinated Notes is payable in seven equal annual installments of approximately $8.6 million each commencing August 1, 1999. For the three months ended September 30, 1996, Tatham Offshore paid DeepTech $1.8 million in interest on the Subordinated Notes.

During the year ended June 30, 1996, the Company began incurring abandonment costs related to its West Cameron 436 property, in which it owns a 47% working interest. The West Cameron 436 property ceased production in 1994. The total estimated abandonment obligation, net to the Company's working interest, of $1.2 million was fully accrued as of June 30, 1995. Through September 30, 1996, the Company has incurred $0.9 million of the estimated abandonment costs.

Tatham Offshore is obligated to pay to the Partnership commodity charges, based on the volume of oil and gas transported or processed, under certain transportation agreements. Also, the Company is obligated to pay to the Partnership $1.6 million in platform access fees annually relative to its 25% working interest in its Phar Lap property.

The management fee agreement between the Company and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. Effective July 1, 1996, the management agreement was amended to provide for an annual management fee of 24% of DeepTech's overhead expenses. For the three months ended September 30, 1996, the Company was charged $0.7 million in management fees pursuant to this agreement.

Liquidity Outlook. During the year ended June 30, 1995 and the first six months of fiscal 1996, Tatham Offshore experienced liquidity problems resulting primarily from substantial negative cash flow from operations. In order to improve liquidity and partially address its capital requirements, Tatham Offshore (i) sold, subject to certain reversionary rights, all of its then-existing working interests in its Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 properties (the "Assigned Properties") to Flextrend Development for $30 million, (ii) raised additional equity through the sale of Warrants and Series A and B Preferred Stock, (iii) prepaid certain of its demand charge obligations through the assignment of certain assets pursuant to an agreement with the Partnership and (iv) reduced its overhead by lowering the level of services required under its management agreement with DeepTech.

Flextrend Development has initiated production from each of the Assigned Properties. As discussed above, the Phar Lap property is currently producing approximately 100 MMcf per day. In addition to four producing wells on Garden Banks Block 72 (Spectacular Bid), which are currently producing approximately 4,100 barrels of oil and 14.5 MMcf of gas per day, an additional well is currently being drilled. The Garden Banks Block 117 (Spend A Buck) property is currently producing approximately 2,100 barrels of oil, 3.5 MMcf of gas and 3,100 barrels of water per day from one well. Flextrend Development is currently drilling a second well at Garden Banks Block 117.

Tatham Offshore is entitled to receive a reassignment of the Assigned Properties, subject to reduction and conditions as discussed below, after Flextrend Development has received net revenues equal to the Payout Amount.

As of September 30, 1996, the Payout Amount was $90.4 million comprised of (a) the sum of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $70.8 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $10.1 million reduced by (b) net revenue of $30.1 million. Tatham Offshore and the Partnership have agreed that in the event the Company furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not. At any time prior to December 10, 1996, Flextrend Development may exercise either of the following options: (i) to permanently retain 50% of the assigned working interests in either the Phar Lap property or the Spectacular Bid/Spend A Buck properties or (ii) to permanently retain 50% of the assigned working interest in all three of the Assigned Properties in exchange for forgiving 25% in the case of option (i) or 50% in the case of option (ii) of the then-existing Payout Amount exclusive of the $7.5 million plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements with the Partnership. In the event Flextrend Development elects to reduce the Payout Amount, it will become obligated to fund any further development costs attributable to the Company's portion of the working interests, such costs to be added to the Payout Amount. Otherwise, any further development costs will be funded by Flextrend Development on a discretionary basis, such costs to be added to the Payout Amount. Further, in the event Flextrend Development forgoes its right to permanently retain a working interest in all or a portion of the Assigned Properties, it will be entitled to recover from working interest revenues in respect of the Assigned Properties all future demand charges payable for platform access and processing, in their inverse order of maturity, prior to any reassignment to the Company. If however, Tatham Offshore (i) satisfies in full the future demand charges payable for platform access and processing, (ii) delivers evidence that it has received a rating of BBB-, or better, from at least two reputable rating agencies or (iii) delivers evidence that an entity with a rating of BBB-, or better, has agreed to guarantee, assume or, to the reasonable satisfaction of the Partnership, otherwise become responsible for such future demand charges payable, then Tatham Offshore would receive a reassignment of the Assigned Properties upon satisfaction of the Payout Amount. In the event the Payout Amount has been satisfied but none of the above conditions have been met, Tatham Offshore is entitled to receive one-third (1/3) of the revenues, net of operating expenses and platform access and processing fees, until such time as one of the above conditions is met.

In September 1996, the Company entered into the Drilling Arrangement with Sedco Forex. The Drilling Arrangement includes the use of either the semisubmersible drilling rig, the FPS Bill Shoemaker, or a substitute rig capable of drilling in up to 1,500 feet of water. The Drilling Arrangement will become effective upon the mobilization of a rig to the Company's initial location. The initial contract term of the Drilling Arrangement is for 90 days or, if sooner, the completion of the Company's initial drilling operation and the mobilization of the rig to another location. The Company may, at its option, extend the initial contract term through (i) three successive one well options or (ii) two successive one year terms. Under the terms of the Drilling Arrangement, the Company has committed to pay Sedco Forex a drilling rate of $70,000 per day with a standby rate of $66,700 per day. As security for its obligations under the Drilling Arrangement, the Company is required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating day rate for the contract term. In the event that the Company exercises its option to extend the Drilling Arrangement, the Company and Sedco Forex must agree upon additional security for the extension period. During the term of the Drilling Arrangement, the Company has the right to sub-contract the rig to other operators. If the rig is sub-contracted to another operator, the Company will receive the difference between the sub-contract rate and the above agreed upon rates, if any. The FPS Bill Shoemaker is owned by an affiliate of DeepTech and operated by Sedco Forex under a charter agreement. Sedco Forex has the right to substitute a similar drilling rig for the FPS Bill Shoemaker in the event the FPS Bill Shoemaker is unavailable due to a previously submitted bid for work offshore Canada. In the event Sedco Forex elects to carry out such rig substitution, the Company has
(i) an option to use the FPS Bill Shoemaker in the Newfoundland Grand Banks Area rather than the substitute rig to complete the initial contract term prior to the use by the third party, subject to availability, and subject to higher contract rates to account for the additional costs incurred by Sedco Forex as a result of operations offshore Canada, and (ii) an additional option, upon completion of the third party work and subject to the use of the rig for certain other projects, to contract to use the rig for the drilling of one well at the then prevailing contract price.

The Company currently intends to fund its operations with cash on hand and cash from continuing operations through at least June 30, 1997. Although the restructuring of the Company's existing demand charge obligations with the Partnership, the reduction of its overhead and the initiation of production from the Viosca Knoll Block 817 field have significantly reduced the Company's cash flow deficit, the Company does not anticipate generating positive cash flow prior to the first to occur of (i) obtaining a refinancing commitment which could allow the Company to reacquire all or a portion of the Assigned Properties from Flextrend Development, (ii) actual payout of the Payout Amount and the resulting reversion of all or a portion of the Assigned Properties which the Company anticipates will occur no sooner than the end of fiscal 1998 or (iii) the initial production from the Company's Sunday Silence field. In order to initiate production from the Sunday Silence field, the Company will require substantial additional capital to install a production facility and drill additional development wells. There can be no assurance, however, that the Company will be able to obtain additional financing on terms that are acceptable to the Company.

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

The ability of the Company to satisfy its capital needs beyond those funded with the proceeds from the sale of the equity securities offered pursuant to the rights offering will depend upon its success in implementing its business strategy, particularly its ability to develop and initiate production from the Sunday Silence field. Although the Company has pursued farmout and outside financing arrangements for its Sunday Silence project, as of this date, the Company has not been able to obtain an acceptable farmout arrangement with an industry partner or develop a financing arrangement under the current economic conditions. On November 28, 1995, a federal law was enacted that offers deepwater royalty relief for certain federal leases located in 200 meters or greater of water depth in the Gulf. For federal leases acquired prior to November 20, 1995, an applicant must demonstrate that the proposed new production for which the royalty relief is sought would not be economic to develop absent the royalty relief. Proposed interim regulations regarding application procedures were published by the Minerals Management Service ("MMS") in May 1996. The Company submitted an application under the published interim regulations in October 1996 and such application is currently being considered. Under federal law, the MMS has up to 180 days to respond to such application. Under the new legislation, a minimum of the first 52.5 million equivalent barrels of oil production from the Sunday Silence project would be exempt from federal royalties if such relief is granted. The Company believes that if the requested royalty abatement is granted, the resulting improved economics for the project will be sufficient to obtain development financing or an industry farmout arrangement. However, there can be no assurance that the Company will be able to obtain the requested royalty abatement, enter into a farmout or financing arrangement on favorable terms, that the Sunday Silence field will be successfully developed or that production will be initiated therefrom on a timely basis, if at all.

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

         None.

Item 5.          Other Information

         None.

Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                          None.

                 (b)      Reports on Form 8-K

                          None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TATHAM OFFSHORE, INC.



   Date:  November 12, 1996   By:  /s/ DENNIS A. KUNETKA
                                   ___________________________________________
                                   Dennis A. Kunetka
                                   Senior Vice President - Corporate Finance
                                   (Signing on behalf of the Registrant
                                     and as Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit              Description
-------              -----------
  27                 Financial Data Schedule