Form 10-Q
period 1996-12-31
TATHAM OFFSHORE INC
filed 1997-02-13
CIK 913358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

       AS OF FEBRUARY 13, 1997, THERE WERE OUTSTANDING 26,784,117 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.

================================================================================

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Balance Sheet as of December 31, 1996 (unaudited)
       and June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .  3
    Unaudited Consolidated Statement of Operations for the Three and
       Six Months Ended December 31, 1996 and 1995, respectively  . . . . . .  4
    Unaudited Consolidated Statement of Cash Flows for the Six Months
       Ended December 31, 1996 and 1995   . . . . . . . . . . . . . . . . . .  5
    Consolidated Statement of Stockholders' Equity for the
       Six Months Ended December 31, 1996 (unaudited)   . . . . . . . . . . .  6
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .  7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . .   10

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .   16

    Legal Proceedings
    Changes in Securities
    Defaults Upon Senior Securities
    Submission of Matters to a Vote of Security Holders
    Other Information
    Exhibits and Reports on Form 8-K

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               December 31,      June 30,
                                                                   1996            1996
                                                               (unaudited)
                    ASSETS
                    ------

Current assets:
   Cash and cash equivalents                                   $     11,138    $      4,764
   Stock subscriptions receivable                                       321          12,242
   Accounts receivable from joint venture partners                      252             719
   Receivable from affiliates                                         2,472             968
   Prepaid expenses                                                   1,913           1,943
                                                               ------------    ------------
      Total current assets                                           16,096          20,636
                                                               ------------    ------------

Oil and gas properties:
   Oil and gas properties, at cost, using
    successful efforts method                                        80,970          78,158
   Less - accumulated depreciation, depletion,
    amortization and impairment                                      15,378          13,258
                                                               ------------    ------------
      Oil and gas properties, net                                    65,592          64,900
                                                               ------------    ------------

Prepaid expenses                                                     10,634          11,594
                                                               ------------    ------------

      Total assets                                             $     92,322    $     97,130
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities                    $      2,876    $      4,654
   Accounts payable to affiliates                                       620           3,101
   Note payable to affiliate                                          1,734           1,734
                                                               ------------    ------------
      Total current liabilities                                       5,230           9,489
Long-term debt to affiliate                                          60,000          60,000
Other noncurrent liabilities                                          8,943           8,779
                                                               ------------    ------------
                                                                     74,173          78,268
                                                               ------------    ------------
Stockholders' equity (Note 3):
   Preferred stock, $0.01 par value, 110,000,000 shares
     authorized as of December 31, 1996 and June 30, 1996,
     19,585,907 and 18,724,530 shares issued and outstanding
     at December 31, 1996 and June 30, 1996, respectively               196             187
   Common stock, $0.01 par value, 250,000,000 shares
     authorized as of December 31, 1996 and June 30, 1996,
     26,784,117 and 25,500,320 shares issued and outstanding
     at December 31, 1996 and June 30, 1996, respectively               268             255
   Warrants outstanding to purchase shares of Convertible
     Exchangeable Preferred Stock                                     2,247           2,883
   Additional paid-in capital                                        82,031          80,004
   Accumulated deficit                                              (66,593)        (64,467)
                                                               ------------    ------------
                                                                     18,149          18,862
                                                               ------------    ------------
      Total liabilities and stockholders' equity               $     92,322    $     97,130
                                                               ============    ============





    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      Three Months             Six Months
                                                   Ended December 31,      Ended December 31,
                                                  --------------------    --------------------
                                                    1996        1995        1996        1995
Revenue:
  Oil and gas sales                               $  5,803    $  3,683    $ 10,302    $  5,209
                                                  --------    --------    --------    --------

Costs and expenses:
  Production and operating expenses                  1,480       2,977       3,427       8,756
  Exploration expenses                                 212          74         328         232
  Depreciation, depletion and amortization           1,185         274       2,140         379
  Management fee and general and administrative
    expenses allocated from affiliate                  825         990       1,551       2,560
  General and administrative expenses                  504         771         990       1,418
                                                  --------    --------    --------    --------
                                                     4,206       5,086       8,436      13,345
                                                  --------    --------    --------    --------

Operating income (loss)                              1,597      (1,403)      1,866      (8,136)
Interest income                                         92           8         246          43
Gain on sale of oil and gas properties                --          --          --        11,319
Interest and other financing costs                    --           (57)       --          (312)
Interest expense - affiliate                        (2,121)     (1,917)     (4,238)     (3,737)
                                                  --------    --------    --------    --------

Net loss                                              (432)     (3,369)     (2,126)       (823)
Preferred stock dividends                             (977)       --        (1,974)       --
                                                  --------    --------    --------    --------

Net loss available to common shareholders         $ (1,409)   $ (3,369)   $ (4,100)   $   (823)
                                                  ========    ========    ========    ========

Net loss per share                                $  (0.05)   $  (0.13)   $  (0.16)   $  (0.03)
                                                  ========    ========    ========    ========





    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   Six Months Ended
                                                                      December 31,
                                                                 --------------------
                                                                   1996        1995
Cash flows from operating activities:
    Net loss                                                     $ (2,126)   $   (823)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation, depletion and amortization                      2,140         379
      Gain on sale of oil and gas properties                         --       (11,319)
      Other                                                         1,103         205
      Changes in operating working capital:
        Decrease in accounts receivable from joint
          venture partners                                            467       3,155
        Increase in receivable from affiliates                     (1,504)       (984)
        Decrease in prepaid expenses                                   30         150
        Decrease in accounts payable,
          accrued liabilities and other current liabilities        (1,777)     (5,898)
        (Decrease) increase in accounts payable to affiliates      (2,481)      4,266
                                                                 --------    --------
          Net cash used in operating activities                    (4,148)    (10,869)
                                                                 --------    --------

Cash flows from investing activities:
    Additions to oil and gas properties                            (2,812)     (3,972)
    Proceeds from sale of oil and gas properties                     --        15,000
                                                                 --------    --------
          Net cash (used in)  provided by investing activities     (2,812)     11,028
                                                                 --------    --------

Cash flows from financing activities:
    Proceeds from issuance of Series A Preferred Stock             12,242        --
    Proceeds from issuance of Series B Preferred Stock                 74        --
    Proceeds from issuance of Series C Preferred Stock              1,018        --
    Offering costs                                                   --          (786)
    Proceeds from notes payable                                      --         8,000
    Repayment of notes payable                                       --       (10,467)
                                                                 --------    --------
          Net cash provided by (used in) financing activities      13,334      (3,253)
                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents                6,374      (3,094)
Cash and cash equivalents at beginning of year                      4,764       3,864
                                                                 --------    --------
Cash and cash equivalents at end of period                       $ 11,138    $    770
                                                                 ========    ========


Cash paid for interest                                           $  4,238    $  3,875





    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                           Warrants
                                                                          outstanding
                                                                       to purchase shares
                             Preferred Stock          Common Stock       of Convertible
                          ---------------------   --------------------    Exchangeable   Additional
                          Number of               Number of                Preferred      paid-in    Accumulated
                           Shares     Par Value    Shares    Par Value       Stock        capital      deficit     Total
                          ---------   ---------   ---------  ---------    ---------      ----------  -----------  --------
Balance, June 30, 1996      18,725    $    187      25,500   $    255      $  2,883       $ 80,004    $(64,467)   $ 18,862

Conversion of Series A
   Preferred Stock into
   common stock
   (unaudited)                (552)         (5)      1,284         13          --               (8)       --          --

Issuance of Series B
   Preferred Stock
   (unaudited)                  74           1        --         --             (34)           107        --            74

Issuance of Series C
   Preferred Stock
   (unaudited)               1,338          13        --         --            (602)         1,928        --         1,339

Net loss for the six
   months ended
   December 31, 1996
   (unaudited)                --          --          --         --            --             --        (2,126)     (2,126)
                          --------    --------    --------   --------      --------       --------    --------    --------

Balance, December 31,
   1996 (unaudited)         19,585    $    196      26,784   $    268      $  2,247       $ 82,031    $(66,593)   $ 18,149
                          ========    ========    ========   ========      ========       ========    ========    ========


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Tatham Offshore, Inc. ("Tatham Offshore" or the "Company") is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf") and offshore eastern Canada. The Company is an approximately 37% - owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company, which, through its affiliates, is engaged in providing contract drilling services, oil and gas gathering and transmission, technology and engineering services, geological and geophysical technology services, gas processing and liquids marketing, oil and gas marketing and, through the Company and other affiliates, oil and gas exploration, development and production.

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

NOTE 2 - RELATED PARTY TRANSACTIONS:

The management agreement between the Company and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to the Company. Effective July 1, 1996, the management agreement was amended to provide for an annual management fee of 24% of DeepTech's overhead expenses. During the six months ended December 31, 1996, DeepTech charged Tatham Offshore $1.6 million under this agreement.

As of December 31, 1996, the Company had $60.0 million aggregate principal amount of Convertible Promissory Notes (the "Subordinated Notes") outstanding, all of which were held by DeepTech. Interest expense related to this borrowing totaled $3.5 million for the six months ended December 31, 1996.

During the six months ended December 31, 1996, the Company sold substantially all of its oil and gas production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an affiliate of the Company. The Company's proceeds from Offshore Marketing are reduced by a nominal discount which is a marketing fee to Offshore Marketing.

Effective December 10, 1996, Flextrend Development Company, L.L.C. ("Flextrend Development"), an affiliate of the Company, exercised its option to permanently retain 50% of the assigned working interest in the Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 properties (the "Assigned Properties") in exchange for forgiving 50% of the then-existing Payout Amount exclusive of the $7.5 million plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements with the Partnership. Accordingly, Tatham Offshore is entitled to receive a reassignment of one-half interest in the Assigned Properties (37 1/2% working interest in Viosca Knoll Block 817, 25% working interest in Garden Banks Block 72 and a 25% working interest in Garden Banks Block 117), subject to conditions as discussed below, after Flextrend Development has received net revenues equal to the Payout Amount. Flextrend Development remains obligated to fund any further development costs attributable to the Company's portion of the working interests, such costs to be added to the Payout Amount. Flextrend Development's election to retain 50% of the assigned working interest in all three of the Assigned Properties reduced the Payout Amount from $94.0 million to $50.8 million. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Assigned Properties are added to the Payout Amount and 50% of the net revenue from the assigned working interests in the Assigned Properties will reduce the Payout Amount. As of December 31, 1996, the Payout Amount was $49.6 million comprised of (a) the sum of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $84.6 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $13.1 million reduced by (b) the sum of (i) net revenue of $44.5 million and (ii) forgiveness of $43.2 million of the Payout Amount.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


NOTE 3 - STOCKHOLDERS' EQUITY:

The following table summarizes the Company's outstanding equity:

                                      Outstanding at                                                               Conversion/
                             ---------------------------------      Liquidation      Dividend       Dividends       Exchange
           Equity            June 30, 1996  December 31, 1996        Preference        Rate        In Arrears       Features
Senior Preferred Stock (a)          7,500            7,500        $1,000 per share       9%       $  619,000          (e)
Series A Preferred Stock (b)   18,717,030       18,165,866        $ 1.50 per share      12%        1,635,000         (f)(g)
Series B Preferred Stock               --           74,379        $ 1.00 per share       8%            1,000         (f)(g)
Series C Preferred Stock (c)           --        1,338,162        $ 0.50 per share       4%               --         (f)(g)
Mandatory Redeemable
  Preferred Stock                      --               --        $ 0.50 per share       --               --         (g)(h)
Warrants (d)                    6,403,918        4,991,377               N/A             --               --          (i)
Common Stock                   25,500,320       26,784,117               N/A             --               --           --

---------------
       (a)    Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), an
              affiliate of the Company, holds all outstanding shares.
       (b)    DeepFlex Production Services, Inc. ("DeepFlex Services"), an
              affiliate of the Company, holds 4,670,957 shares of the
              outstanding Series A Preferred Stock.
       (c) DeepFlex Services holds 1,016,957 shares of the outstanding Series C Preferred Stock.
       (d)    DeepFlex Services holds 4,312,086 of the outstanding Warrants.
       (e) The Partnership has made an irrevocable offer to the Company to sell all or any portion of the Senior Preferred Stock at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. In the event the Company does not purchase the Senior Preferred Stock on or before September 30, 1998, then for a period of 90 days thereafter it shall be convertible into Series A Preferred Stock. The conversion ratio shall be equal to (i) the liquidation preference amount plus accumulated unpaid dividends divided by (ii) the arithmetic average of closing prices for the 20 trading days following October 1, 1998 of the Series A Preferred Stock.
       (f) At any time until December 31, 1998, each share may be exchanged for four Exchange Warrants each of which entitles the holder thereof to purchase one share of common stock at $0.653 per share. At any time, the holder may convert the liquidation value and unpaid dividends into shares of common stock at $0.653 per share.
       (g) On or after July 1, 1997, redeemable at the option of the Company.
       (h) The Company is required to redeem at a redemption price of $0.50 per share if the Company redeems any shares of Series A, B or C Preferred Stock. The Company is also required to redeem at a redemption price of $0.50 per share from net proceeds from the sale of common stock pursuant to the exercise of Exchange Warrants, subject to certain conditions.
       (i) Holders were entitled to purchase, for $1.00 per share, one share of Series C Preferred Stock on or before January 1, 1997. All remaining unexercised Warrants were automatically converted into Mandatory Redeemable Preferred Stock on January 1,1997.

Primary earnings (loss) per share is computed by dividing common equity in net income (loss) by the weighted average number of shares and common stock equivalents outstanding during the period. The weighted average number of shares outstanding for purposes of computing primary earnings (loss) per share were 26,521,797 shares and 25,063,103 shares for the three months ended December 31, 1996 and 1995, respectively. The weighted average number of shares for the six months ended December 31, 1996 and 1995 were 26,224,716 shares and 25,031,552 shares, respectively.

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

In September 1996, the Company entered into a drilling arrangement (the "Drilling Arrangement") with Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex"). The Drilling Arrangement includes the use of either the semisubmersible drilling rig, the FPS Bill Shoemaker, owned by an affiliate of DeepTech, or a substitute rig capable of drilling in up to 1,500 feet of water. The Drilling Arrangement will become effective upon the mobilization of a rig to the Company's initial location. The initial contract term of the Drilling Arrangement is for 90 days or, if sooner, the completion of the Company's initial drilling operation and the mobilization of the rig to another location. The Company may, at its option, extend the initial contract term through (i) three successive one well options or (ii) two successive one year terms. Under the terms of the Drilling Arrangement, the Company has committed to pay Sedco Forex a drilling rate of $70,000 per day with a standby rate of $66,700 per day. As security for its obligations under the Drilling Arrangement, the Company is required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating day rate for the contract term. In the event that the Company exercises its option to extend the Drilling Arrangement, the Company and Sedco Forex must agree upon additional security for the extension period. During the term of the Drilling Arrangement, the Company has the right to sub-contract the rig to other operators. If the rig is sub-contracted to another operator, the Company will receive the difference between the sub-contract rate and the above agreed upon rates, if any. The FPS Bill Shoemaker is owned by an affiliate of DeepTech and operated by Sedco Forex under a charter agreement. Sedco Forex has the right to substitute a similar drilling rig for the FPS Bill Shoemaker in the event the FPS Bill Shoemaker is unavailable due to a prior contract commitment for work offshore Canada. In the event Sedco Forex mobilizes the rig to Canada, the Company has (i) an option to use the FPS Bill Shoemaker in the Newfoundland Grand Banks Area rather than the substitute rig to complete the initial contract term prior to the use by the third party, subject to availability, and subject to higher contract rates to account for the additional costs incurred by Sedco Forex as a result of operations offshore Canada, and (ii) an additional option, upon completion of the third party work and subject to the use of the rig for one other project, to contract to use the rig for the drilling of one well at the then prevailing contract price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Part I of this quarterly report.

GENERAL

Tatham Offshore is an independent energy company engaged in the development and production of, and the exploration for, offshore oil and gas reserves, with activities currently concentrated primarily in the Flextrend (water depths of 600 to 1,500 feet) and Deepwater (water depths greater than 1,500 feet) areas of the Gulf and offshore eastern Canada. The Company's current portfolio of mineral leaseholds consists of 15 offshore oil and gas leases in the Gulf which include producing properties and undeveloped acreage.

The following discussion is intended to assist in the understanding of the Company's financial condition and results of operations for the three and six months ended December 31, 1996.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 Compared with Three Months Ended December 31, 1995

Revenue from oil and gas sales totaled $5.8 million for the three months ended December 31, 1996 as compared with $3.7 million for the three months ended December 31, 1995. During the three months ended December 31, 1996, the Company sold 1,803 MMcf of gas and 47,000 barrels of oil at average prices of $2.57 per thousand cubic feet ("Mcf") and $24.57 per barrel, respectively. During the same period in 1995, the Company sold 479 MMcf of gas and 149,000 barrels of oil at average prices of $2.18 per Mcf and $17.73 per barrel, respectively. The increase in oil and gas revenue is due primarily to production initiated from the Company's Viosca Knoll Block 817 (Phar Lap) project and higher oil and gas prices partially offset by lower oil production from the Company's Ewing Bank 914 #2 well.

Production and operating expenses for the three months ended December 31, 1996 totaled $1.5 million as compared with $3.0 million for the same period in 1995. The decrease in production and operating expenses is comprised of a decrease of $1.7 million in the cost of transportation services primarily related to the restructuring of certain transportation agreements with the Partnership offset by an increase of $0.2 million in operating costs related primarily to the Viosca Knoll property.

Exploration expenses for the three months ended December 31, 1996 totaled $0.2 million as compared with $0.1 million for the three months ended December 31, 1995. Exploration costs during the three months ended December 31, 1996 and 1995 included expenses incurred under the amended technology services agreement with an affiliate of the Company.

Depreciation, depletion and amortization totaled $1.2 million for the three months ended December 31, 1996 as compared with $0.3 million for the three months ended December 31, 1995. Depreciation, depletion and amortization for the three months ended December 31, 1996 reflected costs applicable to the Company's investment in the Viosca Knoll Block 817 project, the West Delta 35 project and the Ewing Bank 914 #2 well. Depreciation, depletion and amortization for the three months ended December 31, 1995 reflected costs primarily applicable to the Company's investment in the West Delta 35 project and the Ewing Bank 914 #2 well. The increase in depreciation, depletion and amortization expense is primarily attributable to the initiation of production from the first well at Viosca Knoll Block 817 in late December 1995 and from an additional seven wells during 1996.

General and administrative expenses, including the management fee allocated from DeepTech, for the three months ended December 31, 1996 were $1.3 million as compared with $1.8 million for the same period in 1995. The decrease in general and administrative expenses for the three months ended December 31, 1996 reflected a decrease in direct general and administrative expenses of $0.3 million and a decrease in staff and overhead expenses allocated to the Company under its management agreement with DeepTech of $0.2 million. As a result of DeepTech's reduction of services provided to the Company, the Company and DeepTech amended the management agreement effective July 1, 1996 to provide for a 24% overhead allocation as compared to an effective 31.6% overhead allocation during the three months ended December 31, 1995.

Operating income for the three months ended December 31, 1996 was $1.6 million as compared with an operating loss of $1.4 million for the three months ended December 31, 1995. The change in operating income (loss) was due to the items discussed above.

Interest expense, net of interest income, for the three months ended December 31, 1996 and 1995 totaled $2.0 million. For the three months ended December 31, 1996 and 1995, $1.8 million of the interest expense was attributable to interest payable to DeepTech on the Company's $60.0 million aggregate principal amount of Convertible Promissory Notes (the "Subordinated Notes").

After taking into account $1.0 million of preferred stock dividends in arrears, the Company's net loss available to common shareholders for the three months ended December 31, 1996 was $1.4 million as compared with a net loss available to common shareholders for the three months ended December 31, 1995 of $3.4 million.

Six Months Ended December 31, 1996 Compared with Six Months Ended December 31, 1995

Revenue from oil and gas sales totaled $10.3 million for the six months ended December 31, 1996 as compared with $5.2 million for the six months ended December 31, 1995. During the six months ended December 31, 1996, the Company sold 3,279 MMcf of gas and 108,000 barrels of oil at average prices of $2.38 per Mcf and $23.05 per barrel, respectively. During the same period in 1995, the Company sold 715 MMcf of gas and 221,000 barrels of oil at average prices of $1.97 per Mcf and $17.17 per barrel, respectively. The increase in oil and gas revenue is due primarily to production initiated from the Company's Viosca Knoll Block 817 (Phar Lap) project and higher oil and gas prices partially offset by lower oil production from the Company's Ewing Bank 914 #2 well.

Production and operating expenses for the six months ended December 31, 1996 totaled $3.4 million as compared with $8.8 million for the same period in 1995. The decrease in production and operating expenses is primarily comprised of (i) a decrease of $3.1 million in the cost of transportation services primarily related to the restructuring of certain transportation agreements with the Partnership, (ii) a decrease in workover and repair expenses of $2.0 million and (iii) a net decrease in operating costs related to Viosca Knoll, Ewing Bank, West Delta, West Cameron and Ship Shoal properties of $0.3 million. During the six months ended December 31, 1995, the Company incurred $2.3 million of workover and repair expenses related to the Ewing Bank 914 #2 well.

Exploration expenses for the six months ended December 31, 1996 totaled $0.3 million as compared with $0.2 million for the six months ended December 31, 1995. Exploration costs during the six months ended December 31, 1996 and 1995 included expenses incurred under the amended technology services agreement with an affiliate of the Company.

Depreciation, depletion and amortization totaled $2.1 million for the six months ended December 31, 1996 as compared with $0.4 million for the six months ended December 31, 1995. Depreciation, depletion and amortization for the six months ended December 31, 1996 reflected costs applicable to the Company's investment in the Viosca Knoll Block 817 project, the West Delta 35 project and the Ewing Bank 914 #2 well. Depreciation, depletion and amortization for the six months ended December 31, 1995 reflected costs primarily applicable to the Company's investment in the West Delta 35 project and the Ewing Bank 914 #2 well. The increase in depreciation, depletion and amortization expense is primarily attributable to the initiation of production from the first well at Viosca Knoll Block 817 in late December 1995 and from an additional seven wells during 1996.

General and administrative expenses, including the management fee allocated from DeepTech, for the six months ended December 31, 1996 were $2.5 million as compared with $4.0 million for the same period in 1995. The decrease in general and administrative expenses for the six months ended December 31, 1996 reflected a decrease in direct general and administrative expenses of $ 0.5 million and a decrease in staff and overhead expenses allocated to the Company under its management agreement with DeepTech of $1.0 million. As a result of DeepTech's reduction of services provided to the Company, the Company and DeepTech amended the management agreement effective July 1, 1996 to provide for a 24% overhead allocation as compared to an effective 35.8% overhead allocation during the six months ended December 31, 1995.

Operating income for the six months ended December 31, 1996 was $1.9 million as compared with an operating loss of $8.1 million for the six months ended December 31, 1995. The change in operating income (loss) was due to the items discussed above.

During the six months ended December 31, 1995, the Company recognized an $11.3 million gain related to the sale of its working interests in the Assigned Properties to Flextrend Development, as a result of the Company waiving a portion of its options to prepay the existing Payout Amount (as discussed below) and receive a reassignment of its working interests.

Interest expense, net of interest income, for the six months ended December 31, 1996 and 1995 totaled $4.0 million. For the six months ended December 31, 1996 and 1995, $3.5 million of the interest expense was attributable to interest payable to DeepTech on the Subordinated Notes.

After taking into account $2.0 million of preferred stock dividends in arrears, the Company's net loss available to common shareholders for the six months ended December 31, 1996 was $4.1 million as compared with a net loss available to common shareholders for the six months ended December 31, 1995 of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Company intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand, cash generated from continuing operations and the collection of stock subscriptions receivable from the exercise of outstanding Warrants as of December 31, 1996. At December 31, 1996, the Company had $11.1 million of cash and cash equivalents and $0.3 million of stock subscriptions receivable.

Cash from continuing operations is derived primarily from production from the Company's Viosca Knoll Block 817 project which is currently producing a total of approximately 115 MMcf of gas and 300 barrels of oil per day. Tatham Offshore currently owns a 25% working interest in the Viosca Knoll Block 817 project which interest is subject to a production payment equal to 25% of the net operating cash flow from such working interest.

Tatham Offshore also has producing wells at Ewing Bank 914 and at its Silent Beauty project at West Delta Block 35 which contribute to cash from continuing operations. The Company owns a 100% working interest in the Ewing Bank 914 #2 well and a 38% working interest in the Silent Beauty project. The Ewing Bank 914 #2 well is currently producing at a rate of approximately 600 barrels of oil, 1.2 MMcf of gas and 2,000 barrels of water per day. The Silent Beauty project is currently producing at a rate of approximately 6.3 MMcf of gas and 100 barrels of oil per day.

As a result of a rights offering in February 1996, the Company received $12.6 million in gross proceeds ($11.3 million in net proceeds) pursuant to the exercise of Rights to purchase 25,120,948 Warrants at $0.50 per warrant. As of January 1, 1997, a total of 20,129,571 Warrants had been exercised to purchase 18,717,030 shares, 74,379 shares and 1,338,162 shares of Series A, B and C Preferred Stock, respectively, at $1.00 per share which generated an additional $20.1 million in proceeds to the Company.

As of January 1, 1997, there were 4,991,377 Warrants outstanding. Each Warrant remaining unexercised at 5:00 p.m. New York time on January 1, 1997 was automatically converted, without any action on the part of the holder thereof, into one share of Mandatory Redeemable Preferred Stock, which has a liquidation preference of $0.50 per share and shall be mandatorily redeemable by the Company under certain circumstances, including from the net proceeds from the sale of Common Stock pursuant to the exercise of Exchange Warrants, subject to certain conditions. At any time until December 31, 1998, each share of Series A, B or C Preferred Stock may be exchanged for four Exchange Warrants each of which shall entitle the holder thereof to purchase one share of Common Stock at $0.653 per share. The Exchange Warrants will expire July 1, 1999. Alternatively, at any time, the holder of any shares of Series A, B or C Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Common Stock at $0.653 per share. On and after July 1, 1997, the Convertible Exchangeable Preferred Stock will be redeemable at the option of the Company. Through January 31, 1997, a total of 551,164 shares of Series A Preferred Stock had been converted into 1,283,797 shares of Common Stock.

Uses of Cash. The Company's primary uses of cash consist of (i) amounts due under the Subordinated Notes, (ii) expenses associated with operating its producing properties, including its production payment and leasehold abandonment liabilities, (iii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests, including its obligations under the Drilling Arrangement, (iv) platform access fees and processing and commodity charges payable to the Partnership, (v) payments due under the management agreement with DeepTech and (vi) amounts due under the Affiliate Note, as defined below.

As of December 31, 1996, Tatham Offshore had $60.0 million aggregate principal amount of Subordinated Notes outstanding, the maximum principal amount of Subordinated Notes issuable, all of which were held by DeepTech. The Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable in arrears (approximately $1.8 million per quarter); provided, however, that effective July 1, 1997, interest shall accrue at a rate of 13% per annum. The principal amount of the Subordinated Notes is payable in seven equal annual installments of approximately $8.6 million each commencing August 1, 1999. For the six months ended December 31, 1996, Tatham Offshore paid DeepTech $3.5 million in interest on the Subordinated Notes.

During the six months ended December 31, 1996, the Company completed its abandonment of its West Cameron 436 property, in which it owned a 47% working interest, at a cost of approximately $1.0 million which the Company anticipates it will pay in 1997.

Tatham Offshore is obligated to pay to the Partnership commodity charges, based on the volume of oil and gas transported or processed, under certain transportation agreements. Also, the Company is obligated to pay to the Partnership $1.6 million in platform access fees annually relative to its 25% working interest in its Phar Lap property.

The management fee agreement between the Company and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. Effective July 1, 1996, the management agreement was amended to provide for an annual management fee of 24% of DeepTech's overhead expenses. For the six months ended December 31, 1996, the Company was charged $1.6 million in management fees pursuant to this agreement.

On November 1, 1995, the Company converted $1.7 million of its accounts payable to an affiliate into an unsecured promissory note payable to DeepTech (the "Affiliate Note") which bears interest at 14.5% per annum, payable quarterly. The principal is due and payable in six monthly installments, beginning on a date which is the earlier of (i) November 1, 1997 or (ii) the last day of the calendar month in which the Company receives proceeds from the issuance of preferred stock pursuant to the exercise of Warrants in an amount equal to or greater than $20.0 million. In January 1997, as a result of the exercise of Warrants to purchase shares of Series C Preferred Stock, the Company's total proceeds from the issuance of preferred stock exceeded $20.0 million and, as a result, Tatham Offshore made a $0.3 million principal payment to DeepTech on January 31, 1997.

Liquidity Outlook. During 1994 and 1995, Tatham Offshore experienced liquidity problems resulting primarily from substantial negative cash flow from operations. In order to improve liquidity and partially address its capital requirements, Tatham Offshore (i) sold, subject to certain reversionary rights, all of its then-existing working interests in the Assigned Properties to Flextrend Development for $30 million, (ii) raised additional equity through the sale of Warrants and Series A, B and C Preferred Stock, (iii) prepaid certain of its demand charge obligations through the assignment of certain assets pursuant to an agreement with the Partnership and (iv) reduced its overhead by lowering the level of services required under its management agreement with DeepTech.

Flextrend Development has initiated production from each of the Assigned Properties. As discussed above, the Viosca Knoll Block 817 (Phar Lap) is currently producing approximately 115 MMcf of gas and 300 barrels of oil per day. In addition, five producing wells on Garden Banks Block 72 (Spectacular
Bid) are currently producing approximately 3,850 barrels of oil and 15 MMcf of gas per day. The Garden Banks Block 117 (Spend A Buck) is currently producing approximately 1,750 barrels of oil, 3.5 MMcf of gas and 3,750 barrels of water per day from one well. Flextrend Development has drilled a second successful well at Garden Banks Block 117 which should be placed on production during the third quarter of this fiscal year.

Effective December 10, 1996, Flextrend Development exercised its option to permanently retain 50% of the assigned working interest in all three of the Assigned Properties in exchange for forgiving 50% of the then-existing Payout Amount exclusive of the $7.5 million plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements with the Partnership. Accordingly, Tatham Offshore is entitled to receive a reassignment of one-half interest in the Assigned Properties (37 1/2% working interest in Viosca Knoll Block 817, 25% working interest in Garden Banks Block 72 and a 25% working interest in Garden Banks Block 117), subject to conditions as discussed below, after Flextrend Development has received net revenues equal to the Payout Amount. Flextrend Development remains obligated to fund any further development costs attributable to the Company's portion of the working interests, such costs to be added to the Payout Amount. Flextrend Development's election to retain 50% of the assigned working interest in all three of the Assigned Properties reduced the Payout Amount from $94.0 million to $50.8 million. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Assigned Properties are added to the Payout Amount and 50% of the net revenue from the assigned working interests in the Assigned Properties will reduce the Payout Amount. As of December 31, 1996, the Payout Amount was $49.6 million comprised of (a) the sum of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $84.6 million, (iii) prepaid demand charges of $7.5 million and (iv) interest of $13.1 million reduced by (b) the sum of (i) net revenue of $44.5 million and (ii) forgiveness of $43.2 million of the Payout Amount. Tatham Offshore and the Partnership have agreed that in the event the Company furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment, whether utilized or not.

In September 1996, the Company entered into the Drilling Arrangement with Sedco Forex. The Drilling Arrangement includes the use of either the semisubmersible drilling rig, the FPS Bill Shoemaker, or a substitute rig capable of drilling in up to 1,500 feet of water. The Drilling Arrangement will become effective upon the mobilization of a rig to the Company's initial location. The initial contract term of the Drilling Arrangement is for 90 days or, if sooner, the completion of the Company's initial drilling operation and the mobilization of the rig to another location. The Company may, at its option, extend the initial contract term through (i) three successive one well options or (ii) two successive one year terms. Under the terms of the Drilling Arrangement, the Company has committed to pay Sedco Forex a drilling rate of $70,000 per day with a standby rate of $66,700 per day. As security for its obligations under the Drilling Arrangement, the Company is required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating day rate for the contract term. In the event that the Company exercises its option to extend the Drilling Arrangement, the Company and Sedco Forex must agree upon additional security for the extension period. During the term of the Drilling Arrangement, the Company has the right to sub-contract the rig to other operators. If the rig is sub-contracted to another operator, the Company will receive the difference between the sub-contract rate and the above agreed upon rates, if any. The FPS Bill Shoemaker is owned by an affiliate of DeepTech and operated by Sedco Forex under a charter agreement. Sedco Forex has the right to substitute a similar drilling rig for the FPS Bill Shoemaker in the event the FPS Bill Shoemaker is unavailable due to a prior contract commitment for work offshore Canada. In the event Sedco Forex mobilizes the rig to Canada, the Company has (i) an option to use the FPS Bill Shoemaker in the Newfoundland Grand Banks Area rather than the substitute rig to complete the initial contract term prior to the use by the third party, subject to availability, and subject to higher contract rates to account for the additional costs incurred by Sedco Forex as a result of operations offshore Canada, and (ii) an additional option, upon completion of the third party work and subject to the use of the rig for one other project, to contract to use the rig for the drilling of one well at the then prevailing contract price.

The Company has recently begun evaluating opportunities to acquire certain license interests offshore eastern Canada. Emphasis is being placed on license interests that could be acquired in exchange for (i) new securities to be issued by the Company, (ii) convertible notes to be issued by the Company,
(iii) a portion of the Company's existing Gulf of Mexico leasehold interests, particularly its Sunday Silence field, or (iv) in connection with the Company's rights to utilize the FPS Bill Shoemaker.

The Company currently intends to fund its operations with cash on hand and cash from continuing operations. The restructuring of the Company's existing demand charge obligations with the Partnership, the reduction of its overhead, the initiation of full production from the Viosca Knoll Block 817 (Phar Lap) project and improved commodity prices enabled the Company to generate approximately $0.3 million in positive cash flow for the three months ended December 31, 1996. The Company does not currently anticipate generating significant positive cash flow prior to the first to occur of (i) obtaining a refinancing commitment which could allow the Company to reacquire all or a portion of the Assigned Properties from Flextrend Development, (ii) actual payout of the Payout Amount and the resulting reversion of one-half of the Assigned Properties or (iii) the initial production from the Company's Sunday Silence field. In order to initiate production from the Sunday Silence field, the Company will require substantial additional capital to install a production facility and drill additional development wells. There can be no assurance, however, that the Company will be able to obtain additional financing on terms that are acceptable to the Company.

To meet additional capital needs, the Company will continue to pursue the implementation of its business strategy which will focus primarily on (i) attempting to develop and initiate production from the Company's Sunday Silence field under a farmout or financing arrangement with an industry partner or financial institution, (ii) monitoring production from the Assigned Properties in an effort to maximize the value of its reversionary interest and attempting to obtain a financing commitment to reacquire the properties or, at a minimum, to cause a reduction in the interest rate utilized in the calculation of the Payout Amount, (iii) attempting to sell or farmout interests in its other properties, including Genuine Risk (Ship Shoal Block 331) and (iv) maximizing the value of its rights under the Drilling Arrangement with Sedco Forex regarding the FPS Bill Shoemaker.

The ability of the Company to satisfy its capital needs beyond those funded with the proceeds from the sale of the equity securities offered pursuant to the rights offering will depend upon its success in implementing its business strategy, particularly its ability to develop and initiate production from the Sunday Silence field. Although the Company has pursued farmout and outside financing arrangements for its Sunday Silence project, as of this date, the Company has not been able to obtain an acceptable farmout arrangement with an industry partner or develop a financing arrangement under the current economic conditions. On November 28, 1995, a federal law was enacted that offers deepwater royalty relief for certain federal leases located in 200 meters or greater of water depth in the Gulf. For federal leases acquired prior to November 20, 1995, an applicant must demonstrate that the proposed new production for which the royalty relief is sought would not be economic to develop absent the royalty relief. Under the new legislation, a minimum of the first 52.5 million equivalent barrels of oil production from the Sunday Silence project would be exempt from federal royalties if such relief is granted. The Company submitted an application relative to its Sunday Silence field which was deemed complete by the Minerals Management Service ("MMS") effective November 13, 1996. Under federal law, the MMS has up to 180 days to evaluate the application once the application is deemed complete. If the MMS requests additional information or clarification of the submitted data during the 180-day period, the MMS may toll the review period until such information is supplied by the Company. Through February 13, 1997, the Company has not received a request for additional information. The Company believes that if the requested royalty abatement is granted, the resulting improved economics for the project will be sufficient to obtain development financing or an industry farmout arrangement. However, there can be no assurance that the Company will be able to obtain the requested royalty abatement, enter into a farmout or financing arrangement on favorable terms, successfully develop the Sunday Silence field or initiate production therefrom on a timely basis, if at all.

The Company has never declared or paid dividends on its common or preferred stock. The Company expects to retain all available earnings generated by its operations for the growth and development of its business.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

       None.

Item 2.       Changes in Securities

       None.

Item 3.       Defaults Upon Senior Securities

       None.

Item 4.       Submission of Matters to a Vote of Security Holders

       The Company held its Annual Meeting of Stockholders on October 21, 1996. At the Annual Meeting, the stockholders (i) elected eleven directors to hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified and (ii) ratified the Board of Directors' appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending June 30, 1997. The votes were cast as follows:

                                                FOR           WITHHELD
                                                ---           --------
       Thomas P. Tatham                     22,459,496         85,224
       Kenneth E. Benney                    22,461,396         83,324
       Phillip G. Clarke                    22,462,296         82,424
       Antoine Gautreaux, Jr.               22,460,296         84,424
       Clyde E. Nath                        22,462,296         82,424
       James G. Niven                       22,462,396         82,324
       Jonathan D. Pollock                  22,460,396         84,324
       Humbert B. Powell, III               22,463,396         81,324
       Donald S. Taylor                     22,461,396         83,324
       Roger B. Vincent, Sr.                22,458,396         86,324
       Diana J. Walters                     21,676,496        868,224

           Ratify Selection of Independent Accountants

              FOR         AGAINST      ABSTAIN
              ---         -------      -------
           22,483,096      59,224       2,400

Item 5.    Other Information

       None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 27.1   Financial Data Schedule

           (b)   Reports on Form 8-K

                 The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on December 27, 1996, regarding its Garden Banks Block 117 #2 program under Item 5. -- Other Events.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TATHAM OFFSHORE, INC.



  Date:  February 13, 1997      By:        /s/ DENNIS A. KUNETKA
                                     -------------------------------------------
                                     Dennis A. Kunetka
                                     Senior Vice President - Corporate Finance
                                     (Signing on behalf of the Registrant and as
                                       Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27.1        Financial Data Schedule
