Form 10-Q
period 1997-03-31
TATHAM OFFSHORE INC
filed 1997-05-14
CIK 913358

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO __

    AS OF MAY 9, 1997, THERE WERE OUTSTANDING 27,256,859 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.


===============================================================================

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                Page
PART I.   FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of March 31, 1997 (unaudited) and June 30, 1996................3
     Unaudited Consolidated Statement of Operations for the Three and Nine Months
        Ended March 31, 1997 and 1996, respectively...............................................4
     Unaudited Consolidated Statement of Cash Flows for the Nine Months
        Ended March 31, 1997 and 1996.............................................................5
     Consolidated Statement of Stockholders' Equity for the
        Nine Months Ended March 31, 1997 (unaudited)..............................................6
     Notes to Consolidated Financial Statements...................................................7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................................10

PART II.   OTHER INFORMATION.....................................................................16

     Legal Proceedings
     Changes in Securities
     Defaults Upon Senior Securities
     Submission of Matters to a Vote of Security Holders
     Other Information
     Exhibits and Reports on Form 8-K


                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                March 31,      June 30,
                                                                                  1997          1996
                                                                               (unaudited)
                     ASSETS
Current assets:
    Cash and cash equivalents                                                     $ 10,710    $  4,764
    Stock subscriptions receivable                                                    --        12,242
    Accounts receivable from joint venture partners                                    244         719
    Receivable from affiliates                                                       1,775         968
    Prepaid expenses                                                                 1,896       1,943
                                                                                  --------    --------
       Total current assets                                                         14,625      20,636
                                                                                  --------    --------

Oil and gas properties:
    Oil and gas properties, at cost, using
     successful efforts method                                                      81,070      78,158
    Less - accumulated depreciation, depletion,
     amortization and impairment                                                    16,700      13,258
                                                                                  --------    --------
       Oil and gas properties, net                                                  64,370      64,900
                                                                                  --------    --------

Prepaid expenses                                                                    10,177      11,594
                                                                                  --------    --------

       Total assets                                                               $ 89,172    $ 97,130
                                                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                      $  1,667    $  4,654
    Accounts payable to affiliates                                                     348       3,101
    Note payable to affiliate                                                          867       1,734
                                                                                  --------    --------
       Total current liabilities                                                     2,882       9,489
Long-term debt to affiliate                                                         60,000      60,000
Other noncurrent liabilities                                                         9,261       8,779
                                                                                  --------    --------
                                                                                    72,143      78,268
                                                                                  --------    --------
Stockholders' equity (Note 3):
    Preferred stock, $0.01 par value, 110,000,000 shares authorized as of March
      31, 1997 and June 30, 1996, 24,393,611 and 18,724,530 shares issued and
      outstanding at March 31, 1997 and June 30, 1996, respectively                    244         187
    Common stock, $0.01 par value, 250,000,000 shares authorized as of
      March 31, 1997 and June 30, 1996, 27,231,341 and 25,500,320 shares issued and outstanding at March 31, 1997 and June 30, 1996,
      respectively                                                                     272         255
    Warrants outstanding to purchase shares of Convertible Exchangeable
      Preferred Stock                                                                 --         2,883
    Additional paid-in capital                                                      84,226      80,004
    Accumulated deficit                                                            (67,713)    (64,467)
                                                                                  --------    --------
                                                                                    17,029      18,862
                                                                                  --------    --------
       Total liabilities and stockholders' equity                                 $ 89,172    $ 97,130
                                                                                  ========    ========


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         Three Months           Nine Months
                                                        Ended March 31,        Ended March 31,
                                                     --------------------    --------------------
                                                       1997        1996       1997         1996
Revenue:
   Oil and gas sales                                 $  6,206    $  5,900    $ 16,508    $ 11,109
                                                     --------    --------    --------    --------

Costs and expenses:
   Production and operating expenses                    2,609       2,313       6,037      11,068
   Exploration expenses                                    47         101         375         333
   Depreciation, depletion and amortization             1,359         460       3,500         840
   Management fee and general and administrative
    expenses allocated from affiliate                     756         916       2,305       3,476
   General and administrative expenses                    656         562       1,645       1,980
                                                     --------    --------    --------    --------
                                                        5,427       4,352      13,862      17,697
                                                     --------    --------    --------    --------

Operating income (loss)                                   779       1,548       2,646      (6,588)
Interest income                                           176          32         422          75
Gain on sale of oil and gas properties                   --        11,322        --        22,641
Interest and other financing costs                       --          --          --          (256)
Interest expense - affiliate                           (2,075)     (2,239)     (6,314)     (6,032)
                                                     --------    --------    --------    --------

Net (loss) income                                      (1,120)     10,663      (3,246)      9,840
Preferred stock dividends                                (970)       (112)     (2,944)       (112)
                                                     --------    --------    --------    --------

Net (loss) income available to common shareholders   $ (2,090)   $ 10,551    $ (6,190)   $  9,728
                                                     ========    ========    ========    ========

Net (loss) income per share:
   Primary                                           $  (0.08)   $   0.42    $  (0.23)   $   0.39
                                                     ========    ========    ========    ========
   Fully diluted                                     $  (0.08)   $   0.33    $  (0.23)   $   0.36
                                                     ========    ========    ========    ========




    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          Nine Months Ended
                                                                               March 31,
                                                                           1997        1996
                                                                         --------    --------
Cash flows from operating activities:
    Net (loss) income                                                    $ (3,246)   $  9,840
      Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
       Depreciation, depletion and amortization                             3,500         840
       Gain on sale of oil and gas properties                                --       (22,641)
       Other                                                                1,859         997
       Changes in operating working capital:
         Decrease in accounts receivable from joint
           venture partners                                                   475       3,095
         Increase in receivable from affiliates                              (807)       (404)
         Decrease in prepaid expenses                                          29          71
         Decrease in accounts payable and accrued liabilities              (2,987)     (6,477)
         (Decrease) increase in accounts payable to affiliates             (2,753)      6,287
                                                                         --------    --------
           Net cash used in operating activities                           (3,930)     (8,392)
                                                                         --------    --------

Cash flows from investing activities:
    Additions to oil and gas properties                                    (2,912)     (6,823)
    Proceeds from sale of oil and gas properties                             --        15,000
                                                                         --------    --------
           Net cash (used in)  provided by investing activities            (2,912)      8,177
                                                                         --------    --------

Cash flows from financing activities:
    Proceeds from issuance of Series A Preferred Stock                     12,242        --
    Proceeds from issuance of Series B Preferred Stock                         74        --
    Proceeds from issuance of Series C Preferred Stock                      1,339        --
    Proceeds from offering of Warrants, net of underwriting
      fees and commissions                                                   --        12,060
    Offering costs                                                           --          (769)
    Proceeds from notes payable to affiliate                                 --         8,000
    Repayment of notes payable to affiliate                                  (867)     (8,000)
    Repayment of notes payable                                               --       (10,468)
                                                                         --------    --------
           Net cash provided by financing activities                       12,788         823
                                                                         --------    --------

Net increase in cash and cash equivalents                                   5,946         608
Cash and cash equivalents at beginning of year                              4,764       3,864
                                                                         --------    --------
Cash and cash equivalents at end of period                               $ 10,710    $  4,472
                                                                         ========    ========


Cash paid for interest                                                   $  5,470    $  6,100





   The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                               Warrants
                                                                              outstanding
                                                                              to purchase
                                                                               shares of
                                    Preferred Stock           Common Stock    Convertible
                                  --------------------    ------------------- Exchangeable  Additional
                                  Number of               Number of            Preferred      paid-in    Accumulated
                                   Shares    Par Value     Shares   Par Value     Stock       capital      deficit      Total
                                  ---------  ---------    --------- ---------  ---------    -----------  -----------    -----
Balance, June 30, 1996             18,725      $187      25,500       $255     $2,883        $80,004     $(64,467)    $18,862

Conversion of Series A
   Preferred Stock into
   Common Stock
   (unaudited)                       (734)       (7)      1,731         17         --            (10)          --          --

Issuance of Series B
   Preferred Stock
   (unaudited)                         74         1          --         --        (34)           107           --          74

Issuance of Series C
   Preferred Stock
   (unaudited)                      1,338        13          --         --       (602)         1,928           --       1,339

Conversion of Warrants into
   Mandatory Redeemable
   Preferred Stock (unaudited)      4,991        50          --         --     (2,247)         2,197           --          --

Net loss for the nine
   months ended
   March 31, 1997
   (unaudited)                        --         --          --         --         --             --       (3,246)     (3,246)
                                   ------      -----      ------       ----     ------         ------     --------     -------

Balance, March 31,
   1997 (unaudited)                24,394      $ 244      27,231       $272     $   --        $84,226     $(67,713)    $17,029
                                   ======      =====      ======       ====     ======        =======     ========     =======




   The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Tatham Offshore, Inc. ("Tatham Offshore" or the "Company") is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf") and offshore eastern Canada. The Company is an approximately 37%-owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company, which, through its affiliates, is engaged in providing contract drilling services, oil and gas gathering and transmission, technology and engineering services, geological and geophysical technology services, gas processing and liquids marketing, oil and gas marketing and, through the Company and other affiliates, oil and gas exploration, development and production.

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

NOTE 2 - RELATED PARTY TRANSACTIONS:

The management agreement between the Company and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to the Company. Effective July 1, 1996, the management agreement was amended to provide for an annual management fee of 24% of DeepTech's overhead expenses. During the nine months ended March 31, 1997, DeepTech charged Tatham Offshore $2.3 million under this agreement.

As of March 31, 1997, the Company had $60.0 million aggregate principal amount of Convertible Promissory Notes (the "Subordinated Notes") outstanding, all of which were held by DeepTech. Interest expense related to this borrowing totaled $5.3 million for the nine months ended March 31, 1997.

On November 1, 1995, the Company converted $1.7 million of its accounts payable to an affiliate into an unsecured promissory note (the "Affiliate Note"). The Affiliate Note bears interest at 14.5% per annum, payable quarterly, and is payable to DeepTech in six monthly installments which began on January 31, 1997.

During the nine months ended March 31, 1997, the Company sold substantially all of its oil and gas production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an affiliate of the Company. The Company's proceeds from Offshore Marketing are reduced by a nominal discount which is a marketing fee to Offshore Marketing.

Effective December 10, 1996, Flextrend Development Company, L.L.C. ("Flextrend Development"), an affiliate of the Company, exercised its option to permanently retain 50% of the assigned working interest in the Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 properties (the "Assigned Properties") in exchange for forgiving 50% of the then-existing Payout Amount exclusive of the $7.5 million plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements with the Partnership. Accordingly, Tatham Offshore is entitled to receive a reassignment of one-half interest in the Assigned Properties (37 1/2% working interest in Viosca Knoll Block 817, 25% working interest in Garden Banks Block 72 and a 25% working interest in Garden Banks Block 117) after Flextrend Development has received net revenues equal to the Payout Amount. Flextrend Development remains obligated to fund any further development costs attributable to the Company's portion of the working interests, such costs to be added to the Payout Amount. Flextrend Development's election to retain 50% of the assigned working interest in all three of the Assigned Properties reduced the Payout Amount from $94.0 million to $50.8 million. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Assigned Properties are added to the Payout Amount and 50% of the net revenue from the assigned working interests in the Assigned Properties will reduce the Payout Amount. As of March 31, 1997, the Payout Amount was $48.1 million comprised of (a) the sum of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $90.4 million, (iii) prepaid

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

demand charges of $7.5 million and (iv) interest of $14.7 million reduced by
(b) the sum of (i) net revenue of $53.4 million and (ii) forgiveness of $43.2 million of the Payout Amount as a result of Flextrend Development's decision to retain 50% of the acquired working interest in the Assigned Properties. Tatham Offshore and the Partnership have agreed that in the event the Company furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment.

NOTE 3 - STOCKHOLDERS' EQUITY:

The following table summarizes the Company's outstanding equity:

                                 Share Outstanding at                                                                   Conversion/
                           -------------------------------            Liquidation         Dividend       Dividends        Exchange
        Equity             June 30, 1996    March 31, 1997             Preference           Rate        In Arrears        Features

Senior Preferred
  Stock (a)                      7,500            7,500          $1,000 per share             9%         $   788,000         (e)

Series A Preferred
  Stock (b)                 18,717,030       17,982,193           $1.50 per share            12%           2,428,000         (f)(g)

Series B Preferred
  Stock                            --            74,379           $1.00 per share             8%               3,000         (f)(g)

Series C Preferred
  Stock (c)                        --         1,338,162           $0.50 per share             4%               6,700         (f)(g)

Mandatory Redeemable
  Preferred Stock (d)              --         4,991,377           $0.50 per share           --                    --         (g)(h)

Warrants                     6,403,918              --                  N/A                 --                    --         (i)

Common Stock                25,500,320       27,231,341                 N/A                 --                    --            --


(a) Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), an affiliate of the Company, holds all outstanding shares.
(b) DeepFlex Production Services, Inc. ("DeepFlex Services"), an affiliate of the Company, holds 4,670,957 shares of the outstanding Series A Preferred Stock.
(c) DeepFlex Services holds 1,016,957 shares of the outstanding Series C Preferred Stock.
(d) DeepFlex Services holds 4,312,086 shares of the outstanding Mandatory Redeemable Preferred Stock.
(e) The Partnership has made an irrevocable offer to the Company to sell all or any portion of the Senior Preferred Stock at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. In the event the Company does not purchase the Senior Preferred Stock on or before September 30, 1998, then for a period of 90 days thereafter it shall be convertible into Series A Preferred Stock. The conversion ratio shall be equal to (i) the liquidation preference amount plus accumulated unpaid dividends divided by (ii) the arithmetic average of closing prices for the 20 trading days following October 1, 1998 of the Series A Preferred Stock.
(f) At any time until December 31, 1998, each share may be exchanged for four Exchange Warrants each of which entitles the holder thereof to purchase one share of common stock at $0.653 per share. At any time, the holder may convert the liquidation value and unpaid dividends into shares of common stock at $0.653 per share.
(g) On or after July 1, 1997, redeemable at the option of the Company.
(h) The Company is required to redeem at a redemption price of $0.50 per share if the Company redeems any shares of Series A, B or C Preferred Stock. The Company is also required to redeem at a redemption price of $0.50 per share from net proceeds from the sale of common stock pursuant to the exercise of Exchange Warrants, subject to certain conditions.
(i) All outstanding Warrants were automatically converted into Mandatory Redeemable Preferred Stock on January 1,1997.

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock Based Compensation" effective July 1, 1996. While SFAS No. 123 encourages entities to adopt the fair value method of accounting for their stock-based compensation plans, the Company has elected to continue to utilize the intrinsic value method under Accounting Principles Board Opinion NO. 25, "Accounting for Stock Issued to Employees". Thus, the adoption of SFAS No. 123 did not have a material adverse effect on the Company's financial position or results of operations. During the nine months ended March 31, 1997, the Company issued 90,000 options and 790,000 stock appreciation rights, respectively, pursuant to the Company's Non-Employee Director Stock Option Plan and the Amended Equity Incentive Plan.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


NOTE 4 - EARNINGS PER SHARE:

Primary earnings (loss) per share is computed by dividing common equity in net income (loss) by the weighted average number of shares and common stock equivalents outstanding during the period. The weighted average number of shares outstanding for purposes of computing primary earnings (loss) per share were 26,892,187 shares and 25,120,948 shares for the three months ended March 31, 1997 and 1996, respectively. The weighted average number of shares for the nine months ended March 31, 1997 and 1996 were 26,443,958 shares and 25,061,134 shares, respectively. Fully diluted earnings per share assumes the exercise of certain outstanding warrants and other convertible securities. The weighted average number of shares outstanding for purposes of computing fully diluted earnings (loss) per share for the three months ended March 31, 1997 and 1996 were 26,892,187 shares and 31,790,296 shares, respectively. The weighted average number of shares outstanding for purposes of computing fully diluted earnings (loss) per share for the nine months ended March 31, 1997 and 1996 were 26,443,958 shares and 27,268,081 shares, respectively.

SFAS No. 128, "Earnings per Share", was issued in February 1997. SFAS No. 128 establishes new guidelines for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application of SFAS No. 128 is not permitted; however, pro forma earnings per share may be disclosed in the notes to the consolidated financial statements in the periods prior to adoption. Pro forma basic net income per share is equal to the disclosed primary earnings per share for the three and nine months ended March 31, 1997. Due to the current net losses of the Company, the Company has no dilutive potential common shares.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

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

GENERAL

Tatham Offshore is an independent energy company engaged in the development and production of, and the exploration for, offshore oil and gas reserves, with activities currently concentrated primarily in the flextrend and deepwater areas of the Gulf and offshore eastern Canada. The Company's current portfolio of mineral leaseholds consists of 15 offshore oil and gas leases in the Gulf which include producing properties and undeveloped acreage.

The following discussion is intended to assist in the understanding of the Company's financial condition and results of operations for the three and nine months ended March 31, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1996

Revenue from oil and gas sales totaled $6.2 million for the three months ended March 31, 1997 as compared with $5.9 million for the three months ended March 31, 1996. During the three months ended March 31, 1997, the Company sold 2,075 million cubic feet ("MMcf") of gas and 45,000 barrels of oil at average prices of $2.51 per thousand cubic feet ("Mcf") and $22.39 per barrel, respectively. During the same period in 1996, the Company sold 1,285 MMcf of gas and 110,000 barrels of oil at average prices of $2.92 per Mcf and $19.57 per barrel, respectively. The increase in oil and gas revenue is primarily due to increased production from the Company's Viosca Knoll Block 817 project and higher oil prices partially offset by lower oil and gas production from the Company's Ewing Bank 914 #2 well and lower gas prices.

Production and operating expenses for the three months ended March 31, 1997 totaled $2.6 million as compared with $2.3 million for the same period in 1996. The increase in production and operating expenses of $0.3 million is comprised of an increase of $0.8 million in operating costs related primarily to a production payment equal to 25% of the net operating cash flow from the Company's working interest in the Viosca Knoll Block 817 property offset by a decrease of $0.5 million in the cost of transportation services related to lower oil and gas production from the Ewing Bank 914 #2 well and the restructuring of certain transportation agreements with the Partnership.

Exploration expenses for the three months ended March 31, 1997 totaled $47,000 as compared with $0.1 million for the three months ended March 31, 1996. Exploration costs during the three months ended March 31, 1996 included expenses incurred under the amended technology services agreement with an affiliate of the Company.

Depreciation, depletion and amortization totaled $1.4 million for the three months ended March 31, 1997 as compared with $0.5 million for the three months ended March 31, 1996. Depreciation, depletion and amortization for the three months ended March 31, 1997 reflected costs applicable to the Company's investment in the Viosca Knoll Block 817 project, the West Delta 35 project and the Ewing Bank 914 #2 well. Depreciation, depletion and amortization for the three months ended March 31, 1996 reflected costs primarily applicable to the Company's investment in the West Delta 35 project and the Ewing Bank 914 #2 well. The increase in depreciation, depletion and amortization expense is primarily attributable to the initiation of production from the first well at Viosca Knoll Block 817 in December 1995 and from an additional seven wells during 1996.

General and administrative expenses, including the management fee allocated from DeepTech, for the three months ended March 31, 1997 were $1.4 million as compared with $1.5 million for the same period in 1996. The decrease in general and administrative expenses reflected a decrease in staff and overhead expenses allocated to the Company under its management agreement with DeepTech of $0.2 million offset by an increase in direct general and administrative expenses of $0.1 million. As a result of DeepTech's reduction of services provided to the Company, the Company amended its management agreement with DeepTech effective July 1, 1996 to provide for a 24% overhead allocation as compared to a 27.4% overhead allocation during the three months ended March 31, 1996.

Operating income for the three months ended March 31, 1997 was $0.8 million as compared with operating income of $1.5 million for the three months ended March 31, 1996. The change in operating income was due to the items discussed above.

During the three months ended March 31, 1996, the Company recognized an $11.3 million gain related to the sale of its working interests in the Assigned Properties to Flextrend Development as a result of the Company waiving its remaining options to prepay the existing Payout Amount and receive a reassignment of its working interests.

Interest expense, net of interest income, for the three months ended March 31, 1997 totaled $1.9 million as compared with $2.2 million for the three months ended March 31, 1996. For the three months ended March 31, 1997 and 1996, $1.8 million of the interest expense was attributable to interest payable to DeepTech on the Subordinated Notes.

After taking into account $1.0 million of preferred stock dividends in arrears, the Company's net loss available to common shareholders for the three months ended March 31, 1997 was $2.1 million as compared with net income available to common shareholders for the three months ended March 31, 1996 of $10.6 million after taking into account $0.1 million of preferred stock dividends in arrears.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1996

Revenue from oil and gas sales totaled $16.5 million for the nine months ended March 31, 1997 as compared with $11.1 million for the nine months ended March 31, 1996. During the nine months ended March 31, 1997, the Company sold 5,354 MMcf of gas and 153,000 barrels of oil at average prices of $2.43 per Mcf and $22.86 per barrel, respectively. During the same period in 1996, the Company sold 1,999 MMcf of gas and 332,000 barrels of oil at average prices of $2.58 per Mcf and $17.97 per barrel, respectively. The increase in oil and gas revenue is primarily due to increased production from the Company's Viosca Knoll Block 817 project and higher oil prices partially offset by lower oil and gas production from the Company's Ewing Bank 914 #2 well and lower gas prices.

Production and operating expenses for the nine months ended March 31, 1997 totaled $6.0 million as compared with $11.1 million for the same period in 1996. The decrease in production and operating expenses of $5.1 million is comprised of (i) a decrease of $3.6 million in the cost of transportation services primarily related to lower oil production and the restructuring of certain transportation agreements with the Partnership, (ii) a decrease in workover and repair expenses of $2.0 million, (iii) a decrease of $0.4 million in operating costs primarily related to the Company's Viosca Knoll Block 817 project and (iv) an increase of $0.9 million related to a production payment equal to 25% of the net operating cash flow from the Company's working interest in the Viosca Knoll Block 817 property. During the nine months ended March 31, 1996, the Company incurred $2.3 million of workover and repair expenses related to the Ewing Bank 914 #2 well.

Exploration expenses for the nine months ended March 31, 1997 totaled $0.4 million as compared with $0.3 million for the nine months ended March 31, 1996. Exploration costs during the nine months ended March 31, 1997 and 1996 included expenses incurred under the amended technology services agreement with an affiliate of the Company.

Depreciation, depletion and amortization totaled $3.5 million for the nine months ended March 31, 1997 as compared with $0.8 million for the nine months ended March 31, 1996. Depreciation, depletion and amortization for the nine months ended March 31, 1997 reflected costs applicable to the Company's investment in the Viosca Knoll Block 817 project, the West Delta 35 project and the Ewing Bank 914 #2 well. Depreciation, depletion and amortization for the nine months ended March 31, 1996 reflected costs primarily applicable to the Company's investment in the West Delta 35 project and the Ewing Bank 914 #2 well. The increase in depreciation, depletion and amortization expense is primarily attributable to the initiation of production from the first well at Viosca Knoll Block 817 in late December 1995 and from an additional seven wells during 1996.

General and administrative expenses, including the management fee allocated from DeepTech, for the nine months ended March 31, 1997 were $4.0 million as compared with $5.5 million for the same period in 1996. The decrease in general and administrative expenses of $1.5 million reflected a decrease in direct general and administrative expenses of $0.3 million and a decrease in staff and overhead expenses allocated to the Company under its management agreement with DeepTech of $1.2 million. As a result of DeepTech's reduction of services provided to the Company, the Company amended its management agreement with DeepTech effective July 1, 1996 to provide for a 24% overhead allocation as compared to an effective 33% overhead allocation during the nine months ended March 31, 1996.

Operating income for the nine months ended March 31, 1997 was $2.6 million as compared with an operating loss of $6.6 million for the nine months ended March 31, 1996. The change in operating income (loss) was due to the items discussed above.

During the nine months ended March 31, 1996, the Company recognized an $22.6 million gain primarily related to the sale of its working interests in the Assigned Properties to Flextrend Development, as a result of the Company waiving its options to prepay the existing Payout Amount and receive a reassignment of its working interests.

Interest expense, net of interest income, for the nine months ended March 31, 1997 totaled $5.9 million as compared to $6.2 million for the nine months ended March 31, 1996. For the nine months ended March 31, 1997 and 1996, $5.3 million of the interest expense was attributable to interest payable to DeepTech on the Subordinated Notes.

After taking into account $2.9 million of preferred stock dividends in arrears, the Company's net loss available to common shareholders for the nine months ended March 31, 1997 was $6.2 million as compared with net income available to common shareholders for the nine months ended March 31, 1996 of $9.7 million after taking into account $0.1 million in preferred stock dividends in arrears.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Company intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand and cash generated from continuing operations. At March 31, 1997, the Company had $10.7 million of cash and cash equivalents.

Cash from continuing operations is derived primarily from production from the Company's Viosca Knoll Block 817 project which is currently producing a total of approximately 106.0 MMcf of gas and 313 barrels of oil per day. Tatham Offshore currently owns a 25% working interest in the Viosca Knoll Block 817 project which interest is subject to a production payment equal to 25% of the net operating cash flow from such working interest.

Tatham Offshore also has producing wells at Ewing Bank Block 914 and at its Silent Beauty project at West Delta Block 35 which contribute to cash from continuing operations. The Company owns a 100% working interest in the Ewing Bank 914 #2 well and a 38% working interest in the Silent Beauty project. During the three months ended March 31, 1997, the Ewing Bank 914 #2 well produced an average of approximately 370 barrels of oil and 0.8 MMcf of gas per day. In April 1997, the Ewing Bank 914 #2 well was shut-in due to mechanical problems with the well. The Company is currently evaluating the alternatives available to restore production on the Ewing Bank 914 #2 well. The Silent Beauty project is currently producing at a rate of approximately 6.1 MMcf of gas and 80 barrels of oil per day.

As a result of a rights offering in February 1996, the Company received $12.6 million in gross proceeds ($11.3 million in net proceeds) pursuant to the exercise of Rights to purchase 25,120,948 Warrants at $0.50 per warrant. A total of 20,129,571 Warrants were exercised to purchase 18,717,030 shares, 74,379 shares and 1,338,162 shares of Series A, B and C Preferred Stock, respectively, at $1.00 per share which generated an additional $20.1 million in proceeds to the Company.

On January 1, 1997, the remaining 4,991,377 Warrants outstanding were automatically converted, without any action on the part of the holder thereof, into an equal number of shares of Mandatory Redeemable Preferred Stock with a liquidation preference of $0.50 per share. At any time until December 31, 1998, each share of Series A, B or C Preferred Stock may be exchanged for four Exchange Warrants each of which shall entitle the holder thereof to purchase one share of Common Stock at $0.653 per share. The Exchange Warrants will expire July 1, 1999. Alternatively, at any time, the holder of any shares of Series A, B or C Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Common Stock at $0.653 per share. On and after July 1, 1997, the Convertible Exchangeable Preferred Stock will be redeemable at the option of the Company. Through April 30, 1997, a total of 745,029 shares of Series A Preferred Stock had been converted into 1,756,539 shares of Common Stock.

Uses of Cash. The Company's primary uses of cash consist of (i) amounts due under the Subordinated Notes, (ii) expenses associated with operating its producing properties, including its production payment and leasehold abandonment liabilities, (iii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests, including its obligations under the Drilling Arrangement, (iv) platform access fees and processing and commodity charges payable to the Partnership, (v) payments due under the management agreement with DeepTech and (vi) amounts due under the Affiliate Note.

As of March 31, 1997, Tatham Offshore had $60.0 million aggregate principal amount of Subordinated Notes outstanding, the maximum principal amount of Subordinated Notes issuable, all of which were held by DeepTech. The Subordinated Notes bear interest at a rate of 11 3/4% per annum, payable in arrears (approximately $1.8 million per quarter); provided, however, that effective July 1, 1997, interest shall accrue at a rate of 13% per annum. The principal amount of the Subordinated Notes is payable in seven equal annual installments of approximately $8.6 million each commencing August 1, 1999. For the nine months ended March 31, 1997, Tatham Offshore paid DeepTech $5.3 million in interest on the Subordinated Notes.

During the nine months ended March 31, 1997, the Company completed its abandonment of its West Cameron 436 property, in which it owned a 47% working interest, at a net cost to the Company of $1.0 million. For the nine months ended March 31, 1997, the Company's production payment obligations totaled $2.0 million.

Tatham Offshore is obligated to pay to the Partnership commodity charges, based on the volume of oil and gas transported or processed, under certain transportation agreements. Also, the Company is obligated to pay to the Partnership $1.6 million in platform access fees annually relative to its 25% working interest in its Viosca Knoll Block 817 property.

The management fee agreement between the Company and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. Effective July 1, 1996, the management agreement was amended to provide for an annual management fee of 24% of DeepTech's overhead expenses. For the nine months ended March 31, 1997, the Company was charged $2.3 million in management fees pursuant to this agreement.

On November 1, 1995, the Company converted $1.7 million of its accounts payable to an affiliate into the Affiliate Note. The principal is payable to DeepTech in six monthly installments which began on January 31, 1997. Tatham Offshore has made $1.2 million of principal payments to DeepTech through April 30, 1997.

Liquidity Outlook. In order to improve liquidity and partially address its capital requirements in recent years, Tatham Offshore (i) sold, subject to certain reversionary rights, all of its then-existing working interests in the Assigned Properties to Flextrend Development for $30 million, (ii) raised additional equity through the sale of Warrants and Series A, B and C Preferred Stock, (iii) prepaid certain of its demand charge obligations through the assignment of certain assets pursuant to an agreement with the Partnership and
(iv) reduced its overhead by lowering the level of services required under its management agreement with DeepTech.

Flextrend Development has initiated production from each of the Assigned Properties. As discussed above, the Viosca Knoll Block 817 (Phar Lap) is currently producing approximately 106.0 MMcf of gas and 313 barrels of oil per day. In addition, five producing wells on Garden Banks Block 72 (Spectacular
Bid) are currently producing approximately 3,250 barrels of oil, 12.5 MMcf of gas and 130 barrels of water per day. The Garden Banks Block 117 (Spend A Buck) property is currently producing approximately 1,500 barrels of oil, 3.3 MMcf of gas and 4,000 barrels of water per day from one well. Flextrend Development has drilled a second successful well at Garden Banks Block 117 which should be placed on production during May 1997.

Effective December 10, 1996, Flextrend Development exercised its option to permanently retain 50% of the assigned working interest in all three of the Assigned Properties in exchange for forgiving 50% of the then-existing Payout Amount exclusive of the $7.5 million plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements with the Partnership. Accordingly, Tatham Offshore is entitled to receive a reassignment of one-half interest in the Assigned Properties (37 1/2% working interest in Viosca Knoll Block 817, 25% working interest in Garden Banks Block 72 and a 25% working interest in Garden Banks Block 117) after Flextrend Development has received net revenues equal to the Payout Amount. Flextrend Development remains obligated to fund any further development costs attributable to the Company's portion of the working interests, such costs to be added to the Payout Amount. Flextrend Development's election to retain 50% of the assigned working interest in all three of the Assigned Properties reduced the Payout Amount from $94.0 million to $50.8 million. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Assigned Properties are added to the Payout Amount and 50% of the net revenue from the assigned working interests in the Assigned Properties will reduce the Payout Amount. As of March 31, 1997, the Payout Amount was $48.1 million comprised of (a) the sum of (i) initial acquisition and transaction costs of $32.1 million, (ii) development and operating costs of $90.4 million,
(iii) prepaid demand charges of $7.5 million and (iv) interest of $14.7 million reduced by (b) the sum of (i) net revenue of $53.4 million and (ii) forgiveness of $43.2 million of the Payout Amount as a result of Flextrend Development's decision to retain 50% of the acquired working interest in the Assigned Properties. Tatham Offshore and the Partnership have agreed that in the event the Company furnishes the Partnership with a financing commitment from a lender with a credit rating of BBB- or better covering 100% of the then outstanding Payout Amount, the interest rate utilized to compute the Payout Amount shall be adjusted from and after the date of such commitment to the interest rate specified in such commitment.

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

The Company has recently begun evaluating opportunities to acquire certain license interests offshore eastern Canada. Emphasis is being placed on license interests that could be acquired in exchange for (i) new securities to be issued by the Company, (ii) convertible notes to be issued by the Company,
(iii) a portion of the Company's existing leasehold interests, particularly its Sunday Silence field, or (iv) in connection with the Company's rights to utilize the FPS Bill Shoemaker.

The Company currently intends to fund its operations with cash on hand and cash from continuing operations. The restructuring of the Company's existing demand charge obligations with the Partnership, the reduction of its overhead, the initiation of full production from the Viosca Knoll Block 817 (Phar Lap) project and improved commodity prices enabled the Company to generate approximately $0.7 million in positive cash flow for the three months ended March 31, 1997. The Company does not currently anticipate generating significant positive cash flow prior to the first to occur of (i) obtaining a refinancing commitment which could allow the Company to reacquire all or a portion of the Assigned Properties from Flextrend Development, (ii) actual payout of the Payout Amount and the resulting reversion of one-half of the Assigned Properties or (iii) the initial production from the Company's Sunday Silence field. In order to initiate production from the Sunday Silence field, the Company will require substantial additional capital to install a production facility and drill additional development wells. There can be no assurance, however, that the Company will be able to obtain additional financing on terms that are acceptable to the Company.

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

The ability of the Company to satisfy its future capital needs will depend upon its success in implementing its business strategy, particularly its ability to develop and initiate production from the Sunday Silence field. Although the Company has pursued farmout and outside financing arrangements for its Sunday Silence project, as of this date, the Company has not been able to obtain an acceptable farmout arrangement with an industry partner or develop a financing arrangement under the current economic conditions. On November 28, 1995, a federal law was enacted that offers deepwater royalty relief for certain federal leases located in 200 meters or greater of water depth in the Gulf. For federal leases acquired prior to November 20, 1995, an applicant must demonstrate that the proposed new production for which the royalty relief is sought would not be economic to develop absent the royalty relief. Under the new legislation, a minimum of the first 52.5 million equivalent barrels of oil production from the Sunday Silence project would be exempt from federal royalties if such relief is granted. The Company submitted an application relative to its Sunday Silence field which was deemed complete by the Minerals Management Service ("MMS") effective November 13, 1996. Under federal law, the MMS has up to 180 days to evaluate the application once the application is deemed complete. In February 1997, the MMS requested additional information and clarification of the submitted data which tolled the review period until this information was supplied by the Company. The Company submitted the additional information requested by the MMS in March 1997, and the MMS resumed its review of the Company's application. The 180-day review period now extends through June 8, 1997. The Company believes that if the requested royalty abatement is granted, the resulting improved economics for the project will be sufficient to obtain development financing or an industry farmout arrangement. However, there can be no assurance that the Company will be able to obtain the requested royalty abatement, enter into a farmout or financing arrangement on favorable terms, successfully develop the Sunday Silence field or initiate production therefrom on a timely basis, if at all.

The Company has never declared or paid dividends on its common or preferred stock. The Company expects to retain all available earnings generated by its operations for the growth and development of its business.

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

This quarterly report contains certain forward looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "project," "should," "may," "management believes," and words or phrases of similar import. Although management believes that such statements and expressions are reasonable and made in good faith, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Company's results of operations and financial condition are: (i) competitive practices in the industry in which the Company competes, (ii) the impact of current and future laws and government regulations affecting the industry in general and the Company's operations in particular, (iii) environmental liabilities to which the Company may become subject in the future that are not covered by an indemnity or insurance, (iv) the impact of oil and natural gas price fluctuations and (v) significant changes from expectations of capital expenditures and operating expenses and unanticipated project delays. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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


                                  TATHAM OFFSHORE, INC.



  Date:  May    13    , 1997      By: /s/ DENNIS A. KUNETKA
             ---------               -----------------------------------
                                     Dennis A. Kunetka
                                     Senior Vice President - Corporate Finance
                                     (Signing on behalf of the Registrant and as
                                     Principal Accounting Officer)

                              INDEX TO EXHIBITS





                                                              SEQUENTIALLY
EXHIBIT                                                         NUMBERED
NUMBER                                                            PAGE
-------                                                           ----
  27           INDEX TO EXHIBITS
