Form 10-K405
period 1997-06-30
TATHAM OFFSHORE INC
filed 1997-09-26
CIK 913358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                        COMMISSION FILE NUMBER. 0-22892

                           -------------------------

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

                           -------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                    WARRANTS
             SERIES A 12% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK
              SERIES B 8% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK
              SERIES C 4% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK
                      MANDATORY REDEEMABLE PREFERRED STOCK
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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
                            ---

     AS OF SEPTEMBER 2, 1997, THERE WERE OUTSTANDING 27,355,727 SHARES OF COMMON STOCK OF THE REGISTRANT. THE AGGREGATE MARKET VALUE ON SUCH DATE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES WAS AN ESTIMATED $7.0 MILLION.

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


================================================================================

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                 JUNE 30, 1997

                                     INDEX


PART I.......................................................................................1
    Items 1 & 2   Business and Properties ...................................................1
    Item 3.       Legal Proceedings.........................................................12
    Item 4.       Submission of Matters to a Vote of Security Holders ......................12

PART II.....................................................................................13
    Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters .....13
    Item 6.       Selected Financial Data...................................................15
    Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................16
    Item 8.       Financial Statements and Supplementary Data...............................21
    Item 9.       Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure......................................................21

PART III....................................................................................22
    Item 10.      Directors and Executive Officers of the Registrant........................22
    Item 11.      Executive Compensation....................................................23
    Item 12.      Security Ownership of Certain Beneficial Owners and Management ...........23
    Item 13.      Certain Relationships and Related Transactions............................23

PART IV.....................................................................................24
    Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........24

     The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K (the "Annual Report"). Unless the context otherwise requires, references in this Annual Report to "Tatham Offshore" or to the "Company" or its operations shall mean Tatham Offshore, Inc., a Delaware corporation, and its subsidiaries. For a description of certain items used herein relating to the oil and gas industry, see Items 1 & 2. "Business and Properties -- Certain Definitions."

                                     PART I

ITEMS 1 & 2.     BUSINESS AND PROPERTIES

OVERVIEW

     Tatham Offshore, an independent energy company founded in 1989, is engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf") focusing principally on the flextrend and deepwater areas, and in the development of offshore pipeline infrastructure offshore eastern Canada.

     As of June 30, 1997, approximately 36.6% of the issued and outstanding common stock of Tatham Offshore, par value $0.01 per share (the "Common Stock"), was owned by DeepTech International Inc. ("DeepTech"), a diversified energy company which, through its affiliates, is engaged in offshore contract drilling services and the acquisition, development, production, processing, transportation and marketing of, and the exploration for, oil and gas located primarily offshore the United States in the Gulf and offshore eastern Canada. DeepTech also owns $60 million principal amount of Subordinated Convertible Promissory Notes of the Company (the "Subordinated Notes"). DeepFlex Production Services, Inc. ("DeepFlex"), a wholly-owned subsidiary of DeepTech, owns (i) 4,670,957 shares of the Company's Series A 12% Convertible Exchangeable Preferred Stock, (ii) 1,016,957 shares of the Company's Series C 4% Convertible Exchangeable Preferred Stock and (iii) 4,312,086 shares of the Company's Mandatory Redeemable Preferred Stock. Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), an affiliate of the Company, owns 7,500 shares of the Company's 9% Senior Convertible Preferred Stock. The Common Stock is traded on The Nasdaq Stock Market ("Nasdaq") under the symbol "TOFF". The closing price of the Common Stock on Nasdaq was $.50 per share on September 2, 1997. The Series A 12% Convertible Exchangeable Preferred Stock, the Series C 4% Convertible Exchangeable Preferred Stock and the Mandatory Redeemable Preferred Stock are traded in the over-the-counter market under the symbols "TOFFL," "TOFFN" and "TOFFM," respectively. See Item 5. "Market for Registrant's Common Stock and Related Stockholder Matters."

RECENT EVENTS

     North Atlantic Pipeline Project. In June 1997, Tatham Offshore Canada, Ltd. ("Tatham Offshore Canada"), a wholly-owned subsidiary of Tatham Offshore, and certain other parties began reviewing and discussing various potential arrangements relating to the construction of a substantial natural gas pipeline from offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States. Tatham Offshore Canada is the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic"), which is the sponsor of the proposal to build an approximately 2,500 kilometer offshore pipeline. As of June 30, 1997, Tatham Offshore Canada has incurred $1.3 million in pre-developmental costs in connection with such project. Tatham Offshore Canada anticipates that the pre-developmental costs could ultimately reach approximately $10 million and that the ultimate capital costs of the project could be approximately $3.0 billion to $3.5 billion. North Atlantic has not yet filed an application seeking approval of the appropriate Canadian and United States regulatory authorities, and there can be no assurance that, if filed, such authorities will approve such project or if, or when, such project will be constructed. Two competing projects have been filed by integrated energy companies with far greater financial and other resources than are available to the Company.

     Tatham Offshore Canada, as the Canadian representative of North Atlantic, has entered into a non-binding agreement with the Partnership regarding participation in the North Atlantic pipeline project. Such agreement is subject to the negotiation and completion of formal definitive agreements and contemplates that the Partnership will hold a pro rata partnership interest of up to 20% in North Atlantic. Under such agreement, Tatham Offshore Canada is responsible for pre-developmental costs up to $10 million. The Partnership has no financial commitment to the project until and unless an application is filed with, and approved by, the appropriate Canadian and United States regulatory authorities. Tatham Offshore Canada is seeking additional participants on the same basis as that offered to the Partnership.

     Deepwater Royalty Relief. In June 1997, the Company received notification from the Minerals Management Service (the "MMS") that its application for deepwater royalty relief relative to its Ewing Bank Blocks 958, 959, 1002 and 1003 (the "Sunday Silence Project") had been approved. The royalty relief provides for the abatement of the federal royalty on the first 52.5 million barrels of oil equivalent produced from the field. The royalty suspension will continue until the end of the month in which the cumulative production from the Sunday Silence Project reaches the royalty suspension volume. The granting of royalty relief is subject to (i) the Company filing a pre-production report with the MMS, (ii) the Company having provided accurate data to the MMS regarding performance measures and (iii) the prices of oil or natural gas production for a calendar year not exceeding a certain level. See "--Oil and Gas Properties -- Description of Properties -- Ewing Bank Blocks 958, 959, 1002 and 1003" for a further discussion of this royalty relief abatement.

     Restructuring of Subordinated Notes. DeepTech currently holds the Company's Subordinated Notes with an aggregate principal amount of $60.0 million. Through June 30, 1997, the Subordinated Notes bore interest at a rate of 11 3/4% per annum, payable quarterly. During the year ended June 30, 1997, Tatham Offshore paid $7.1 million in interest to DeepTech under the notes. Effective July 1, 1997, the interest rate under the Subordinated Notes increased to 13% per annum. Under the terms of the Subordinated Notes, the principal amount of the notes is payable in seven equal annual installments beginning August 1, 1999.

     In September 1997, DeepTech and Tatham Offshore entered into an option agreement to restructure the Subordinated Notes (the "Restructuring Option Agreement"). Under the Restructuring Option Agreement, DeepTech has agreed to forgive the next two scheduled interest payments under the Subordinated Notes, a total of $3.9 million. In exchange, DeepTech received several options from Tatham Offshore and has agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Common Stock at the market price at the time the option is exercised; (ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation preference value of $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of the Tatham Offshore Development Company, Inc. ("Tatham Offshore Development"), a wholly-owned subsidiary of Tatham Offshore, for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech is required to select one of the above restructuring transactions on or before December 31, 1997. As a result, the Company will no longer be obligated to make interest or principal payments under the Subordinated Notes. Additionally, the Company believes that by consummating one of the above restructuring transactions that it will be able to continue to maintain its Nasdaq listing.

     Tatham Offshore Development holds the leasehold interests in the Sunday Silence Project. Under the Restructuring Option Agreement, Tatham Offshore has the right to pursue the sale, farmout or other disposition of the Sunday Silence Project during the option period. In the event that Tatham Offshore enters into a sales agreement for 100% of Tatham Offshore Development or the Sunday Silence Project prior to the expiration of the option period, DeepTech has the further option to receive 50% of the cash proceeds from such transaction as a prepayment of the Subordinated Notes. If DeepTech elects this option, DeepTech has agreed to convert the remaining principal amount of the Subordinated Notes into Common Stock at the market price. For purposes of determining the market price of Common Stock under this agreement, the parties have agreed the market price shall be the average of the closing prices for the ten trading days immediately preceding the exercise of the option. DeepTech's option to acquire Tatham Offshore Development also includes all of Tatham Offshore's interest in a drilling arrangement with Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") for the use of a semisubmersible drilling rig in the Gulf. Tatham Offshore has agreed not to sell less than 100% of its interest in Tatham Offshore Development pending the exercise by DeepTech of one of its options. See "- Oil and Gas Properties - Drilling Contract" for a further discussion of the drilling arrangement and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

OIL AND GAS PROPERTIES

     GENERAL

     Tatham Offshore currently has a portfolio of mineral leaseholds which includes producing properties and undeveloped leases. Tatham Offshore owns interests in 15 oil and gas leases in the Gulf covering approximately 83,200 gross (72,500 net) acres. See "--Oil and Gas Reserves" for an estimate of the Company's total proved developed reserves of oil and gas and a discussion of the assumptions used in, and inherent difficulties relating to, estimating reserves.

     In 1995, Tatham Offshore assigned to the Partnership a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117 (the "Assigned Properties") subject to certain reversionary rights. The Partnership is entitled to retain all of the revenue attributable to the Assigned Properties until it has received net revenue equal to the Payout Amount (as defined herein). Prior to December 10, 1996, "Payout Amount" was defined as an amount equal to all costs incurred by the Partnership with respect to the Assigned Properties (including the $30 million acquisition cost paid to Tatham Offshore and platform leasing and processing fees payable to subsidiaries of the Partnership) plus interest thereon at a rate of 15% per annum.

Effective December 10, 1996, the Partnership exercised its option to permanently retain 50% of the assigned working interest in the Assigned Properties in exchange for forgiving 50% of the then-existing Payout Amount. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Assigned Properties are added to the Payout Amount and 50% of the net revenue from the Assigned Properties reduce the Payout Amount. As of June 30, 1997, the Payout Amount totaled $45.9 million.

     As a result of the Partnership's election to retain 50% of the Assigned Properties, Tatham Offshore could receive an assignment of a 50% interest in the Assigned Properties upon the satisfaction of the Payout Amount. When and if the Payout Amount will be satisfied depends upon a multitude of variables. See "-- Competition" and "-- Regulation." The Payout Amount has been adversely affected by significant cost overruns, including those incurred in the drilling of the Garden Banks Block 117 #2 well, as well as significant delays in placing the Assigned Properties on production. The Company has determined that given the current estimates of commodity prices and proved reserves, the possibility that the designated revenue from the Assigned Properties will be sufficient to satisfy the Payout Amount is remote.

     DESCRIPTION OF SIGNIFICANT PROPERTIES

     Viosca Knoll Block 817. Viosca Knoll Block 817 is a producing property that is comprised of 5,760 gross (1,440 net) acres located 40 miles off the coast of Louisiana in approximately 650 feet of water. Tatham Offshore owns a 25% working interest (the "Subject Interest") in the Viosca Knoll Block 817 acreage, which interest is burdened by a convertible production payment described below. See "-- Reversionary Interests."

     Under the convertible production payment, the holders are entitled in the aggregate to 25% of the proceeds from the production attributable to the Subject Interest (after deducting all leasehold operating expenses, including platform access and processing fees) until the holders have received the aggregate sum of $16.0 million. At the option of the holders, the unrecovered portion of the convertible production payment may be converted into Common Stock at a price of $8.00 per share. Under certain conditions, such holders have the right to require DeepTech to purchase the convertible production payment for an amount equal to 50% of the unrecovered portion thereof. At June 30, 1997, the unpaid portion of the convertible production payment obligation totaled $12.5 million.

     The Partnership, as operator, concluded a drilling program and placed eight wells on production at Viosca Knoll Block 817. The Partnership does not anticipate drilling any more wells or having any other major expenditures with respect to this property except for the possible recompletion of certain existing wells. The Viosca Knoll Block 817 project is currently producing an aggregate of approximately 79 MMcf of gas, 310 barrels of oil and 800 barrels of water per day. From the inception of production in December 1995 through June 30, 1997, the Viosca Knoll Block 817 project has produced 8.6 Bcf of gas and 11,995 barrels of oil, net to the Company's 25% working interest. Gas production from Viosca Knoll Block 817 is dedicated to the Partnership for gathering through the Viosca Knoll system.

     West Delta Block 35. West Delta Block 35, a producing field located 10 miles off the coast of Louisiana in approximately 60 feet of water, was acquired by Tatham Offshore in 1992 to drill for and produce remaining reserves in a fault block of an abandoned field. In late 1992, Tatham Offshore farmed-out the property and retained a 38% working interest in West Delta Block
35. The West Delta Block 35 field commenced production in July 1993. Two wells are currently producing in the aggregate approximately 71 barrels of oil, 5.7 MMcf of gas and 90 barrels of water per day. From the inception of production through June 30, 1997, the West Delta 35 field has produced 2.7 Bcf of gas and 31,500 barrels of oil, net to the Company's interest. The gas production from the West Delta 35 field is transported onshore through an interstate pipeline system and the oil production is currently transported onshore by barge.

      Ewing Bank Blocks 958, 959, 1002 and 1003. Tatham Offshore Development owns a 100% working interest in Ewing Bank Blocks 958, 959, 1002 and 1003, the Sunday Silence Project, a recently discovered and currently undeveloped field that is comprised of 20,160 gross acres located approximately six miles south of Ewing Bank Blocks 914 and 915 (discussed below) in water depths ranging from 1,400 to 1,600 feet. In July 1994, Tatham Offshore completed the drilling of an exploratory well, the Ewing Bank 958 #1. Logs and sidewall cores indicate that the Ewing Bank 958 #1 well contains approximately 380 feet of oil and gas pay. The Ewing Bank 958 #1 well, which was drilled to a total measured depth of 17,600 feet, identified pay zones in the Pliocene aged formations lying primarily at measured depths between 10,000 and 15,000 feet.

      Tatham Offshore completed drilling a second well at Ewing Bank Block 1003 in September 1994 to delineate the field. During October 1994, the Ewing Bank 1003 #1 delineation well was flow-tested at a rate of approximately 8,700 barrels of oil and 5.4 MMcf of gas per day.

     Subject to obtaining financing or an appropriate industry participant, the Company anticipates that the initial two wells and any subsequent delineation wells will be reentered and completed for production after the installation of a SPAR buoy production facility. Production from the Sunday Silence Project is dedicated to the Partnership under the Ewing Bank Agreement (as defined herein).

     On June 5, 1997, the Company received notification from the MMS that its application for deepwater royalty relief for the Sunday Silence Project had been approved under a federal law that was enacted in November 1995. The royalty relief provides for the abatement of federal royalty on the first 52.5 million barrels of oil equivalent produced from the Sunday Silence Project. Tatham Offshore believes that the improved economics for the project under royalty relief will be sufficient to obtain development financing or an industry farmout arrangement. However, there can be no assurance that the Company will enter into a farmout or financing arrangement on favorable terms, successfully develop this field or initiate production therefrom on a timely basis, if at all. The granting of royalty relief to Tatham Offshore is subject to certain requirements, including the installation of the SPAR buoy platform and the restriction that actual development costs incurred be at least 80% of the estimated development costs. The total estimated development cost is approximately $250 million. In addition, construction of the SPAR buoy production facility must commence within two years of the date of the granting of the royalty relief. Such royalty relief will continue until the end of the month in which the field's cumulative production reaches 52.5 million barrels of oil equivalent. See "- Recent Events - Deepwater Royalty Relief" and "-- Restructuring of Subordinated Notes."

     Ewing Bank Blocks 914 and 915. The Company owns a 100% working interest in each of Ewing Bank Blocks 914 and 915, which are both located in a water depth of approximately 1,000 feet. From the inception of production through June 30, 1997, the Ewing Bank 914 #2 well has produced a total of 1.2 million barrels of oil and condensate and 3.4 Bcf of gas. In May 1997, the Ewing Bank 914 #2 well was shut-in as a result of a downhole mechanical problem. Although the Company is currently evaluating potential workover or recompletion alternatives for this well, Tatham Offshore reserved its remaining investment in the Ewing Bank 914 #2 well and certain adjacent leases of $2.4 million at June 30, 1997. In addition, as of June 30, 1997, the Company accrued $3.3 million of additional costs associated with the abandonment of this well and the Ewing Bank 915 #4 well.

     Any future production from this field is dedicated to the Partnership for transportation under the Ewing Bank Agreement. Under the Ewing Bank Agreement, the Partnership's obligation to construct facilities to transport production from new wells is subject to the mutual agreement of the parties and the Partnership's determination that such facilities will be economically feasible. See "-- Customers and Contracts -- Ewing Bank Gathering Agreement."

     Ship Shoal Block 331. Ship Shoal Block 331 is located 75 miles off the coast of Louisiana in approximately 370 feet of water. Tatham Offshore holds a 100% working interest in the 5,278 gross acres lease. Production problems associated with the completions of the three wellbores have resulted in minimal production from the property and the Company has decided not to pursue further completion operations at this time. In connection with the Company's assessment of its Ship Shoal Block 331 property and its decision not to pursue further operations, the Company reserved its remaining investment in this property of $30.0 million as of June 30, 1997. In addition, as of June 30, 1997, Tatham Offshore had accrued $3.3 million associated with the abandonment of the platform and wells. Prior to the production problems, the Ship Shoal Block 331 project produced 88 MMcf of gas and 41,875 barrels of oil.

     Reversionary Interests. The Company has reversionary working interests of 37.5% in Viosca Knoll Block 817, 25% in Garden Banks Block 72 and 25% in Garden Banks Block 117 if the Payout Amount is satisfied. The Company has determined that given the current estimates of commodity prices and proved reserves, the possibility that the designated revenue from the Assigned Properties will be sufficient to satisfy the Payout Amount is remote. See "-- General."

     DRILLING CONTRACT

     In September 1996, the Company entered into a drilling arrangement (the "Drilling Arrangement") with Sedco Forex to provide the Company with the use of a semisubmersible drilling rig capable of drilling in water depths of up to 1,500 feet. The Drilling Arrangement will become effective upon the mobilization of the rig to the Company's initial drilling location. Once effective, the Drilling Arrangement will last for 90 days or, if sooner, the date on which the Company completes its initial drilling operations and the rig is mobilized to another location. After the initial well, the Company may, at its option, extend the Drilling Arrangement through three successive one well options or two successive one year terms.

     Under the terms of the Drilling Arrangement, Tatham Offshore has committed to pay Sedco Forex a drilling rate of $70,000 per day for the initial well. As security for its obligations under the Drilling Arrangement, the Company will be required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating dayrate for the initial contract well. If Tatham Offshore elects to extend the Drilling Arrangement, the dayrate for the three well extension option would be $75,000 per day. If the Company elects to extend the Drilling Arrangement under the one year options, the dayrate for the initial year would be $75,000 per day. The dayrate for the second year under this option would be based on prevailing market rates. Under either of the extension options, the Company and Sedco Forex must agree upon additional security for the extension period. During the term of the Drilling Arrangement, the Company has the right to subcontract the rig to other operators and receive the difference between the subcontract rate and the above agreed upon rates, if any, subject to a fee of 10% of the difference payable to Sedco Forex. In order to obtain the dayrates outlined above, Tatham Offshore must exercise its option to drill the initial well by the later of (i) 180 days after June 30, 1997 or (ii) 30 days after the completion of a well that Sedco Forex has committed to drill for a third party. If the Company initiates the Drilling Arrangement after the end of the option period, all drilling rates will be at prevailing market rates. Tatham Offshore has agreed to fund the capital requirements necessary to upgrade and modify a drilling rig to drill in water depths of 1,500 feet if it wishes to utilize the rig in water depths greater than its current water depth rating. Tatham Offshore estimates that the capital costs required for the upgrade would total approximately $19.0 million.

     The Company has a second option under the Drilling Arrangement to utilize a rig offshore eastern Canada for the drilling of one well, at the existing contract rate, following the completion of drilling activity for a third party.

     CUSTOMERS AND CONTRACTS

     Ewing Bank Gathering Agreement. In 1992, Ewing Bank Gathering Company, L.L.C., a subsidiary of the Partnership, DeepTech and Tatham Offshore entered into the Ewing Bank Gathering Agreement (the "Ewing Bank Agreement"). Pursuant to the Ewing Bank Agreement and the Master Gas Dedication Agreement (as discussed below), all existing and future oil and gas production from Tatham Offshore's leaseholds in the Ewing Bank project area, which primarily includes Ewing Bank Block 914 and the Sunday Silence Project, is dedicated to the Partnership for transportation. Effective February 1, 1996, all remaining existing demand charges payable by Tatham Offshore under this agreement were prepaid. Tatham Offshore remains obligated to pay commodity charges under the existing agreement equal to 4% of the commodity value of oil and gas transported by the Partnership. See the Company's "Notes to Consolidated Financial Statements -- Note 3 -- Oil and Gas Properties -- Transportation and Processing Agreements" located elsewhere in this Annual Report.

     The Ewing Bank Agreement remains in effect for the productive life of the reserves or, if earlier, the expiration of 50 years from the date of first production (August 1993). Under the Ewing Bank Agreement, the Partnership has agreed to provide future gathering facilities subject to mutual agreement between the parties and the determination by the Partnership that such facilities would be economic. If pursuant to the Ewing Bank Agreement such facilities are constructed by the Partnership or any of its subsidiaries to transport additional production from the Ewing Bank project area, the construction of such facilities would require Tatham Offshore to pay additional demand and commodity charges.

     Master Gas Dedication Agreement. In December 1993, the Partnership and Tatham Offshore entered into the Master Gas Dedication Agreement pursuant to which Tatham Offshore dedicated to the Partnership transportation of all future production, if any, from Tatham Offshore's Viosca Knoll Block 817, Garden Banks Block 72, Garden Banks Block 117 and Ship Shoal Block 331 project areas and, in certain cases, additional acreage contained in adjoining areas of mutual interest. In exchange, the Partnership agreed to install certain pipeline facilities necessary to transport production from these areas and to provide transportation services with respect to such production. At the time Tatham Offshore assigned the Partnership its working interests in the Assigned Properties, the Partnership assumed all of Tatham Offshore's obligations under the Master Gas Dedication Agreement and certain ancillary agreements with respect to the Viosca Knoll Block 817, Garden Banks Block 72 and Garden Banks Block 117 properties.

     Marketing Agreements. Tatham Offshore and Offshore Gas Marketing, Inc. ("Offshore Marketing"), an affiliate of Tatham Offshore, have entered into agreements whereby Offshore Marketing has agreed to purchase all of the gas, oil and condensate produced by Tatham Offshore. The agreement provides Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling the Company's production. During the year ended June 30, 1997, Tatham Offshore's sales to Offshore Marketing totaled $20.5 million.

     OIL AND GAS RESERVES

     Estimates of Tatham Offshore's oil and gas reserves as of June 30, 1997 have been made by Ryder Scott Company Petroleum Engineers, an independent engineering consulting firm ("Ryder Scott"). Ryder Scott's estimate of Tatham Offshore's total proved developed reserves of oil and gas were as follows:

                                         June 30, 1997
                                 Oil (barrels)   Gas(1) (MMcf)
                                 -------------   -------------
                                    Proved           Proved
                                   Developed        Developed
                                 -------------   -------------
     Viosca Knoll Block 817(2)       98,480          10,910
     West Delta Block 35             26,542           1,382
                                    -------          ------
         Total                      125,022          12,292
                                    =======          ======

---------------
(1) Gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit.
(2) As of June 30, 1997, the Company's 25% working interest is subject to a $12.5 million convertible production payment payable from 25% of the net proceeds from such interest. See "-- Oil and Gas Properties -- Description of Properties -- Viosca Knoll Block 817."

     In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenue therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices, future operating costs and future plugging and abandonment costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenue expected therefrom, prepared by different engineers or by the same engineers at different sites, may vary substantially. The meaningfulness of such estimates is highly dependent upon the assumptions upon which they are based.

     Furthermore, Tatham Offshore's Viosca Knoll Block 817 property has only been producing since December 1995; accordingly, estimates of future production are based on this limited history. Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. A significant portion of Tatham Offshore's reserves is based upon volumetric calculations.

     For the year ended June 30, 1996, Tatham Offshore reported proved undeveloped reserves for its Sunday Silence Project of 6.2 million barrels of oil and 7,279 MMcf of gas using a development scenario which involved subsea completions of the two existing wells on Ewing Bank Blocks 958 and 1003. The Company's current development scenario involves the use of a SPAR buoy production facility and the drilling of additional wells to maximize the ultimate recovery from the field. Under the current development scenario, additional wells will need to be drilled to establish commercial quantities of proved reserves.

        The following table sets forth, as of June 30, 1997, the estimated future net cash flows and the present value of estimated future net cash flows discounted at 10% per annum, from the production and sale of the proved developed reserves attributable to Tatham Offshore's interest in oil and gas properties as of such date, as determined by Ryder Scott in accordance with the requirements of applicable accounting standards before income taxes. All of Tatham Offshore's reserves at June 30, 1997 were classified as proved developed reserves by Ryder Scott.

                                                         June 30, 1997
                                                       ----------------
                                                       Proved Developed
                                                        (In thousands)
Estimated future net cash flows from proved
  reserves before income taxes(1)...............         $    12,666
Present value of estimated future net cash flows
  from proved reserves before income taxes
  (discounted at 10%) ..........................         $    11,043

---------------


(1) In preparing such estimates, Ryder Scott used prices of $17.20 per barrel of oil and $2.39 per Mcf of gas as of June 30, 1997, the weighted average prices that Tatham Offshore received from its properties.

        In accordance with applicable requirements of the Securities and Exchange Commission (the "Commission"), the estimated discounted future net revenue from estimated proved reserves are based on prices and costs at fiscal year end unless future prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenue also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

        In accordance with the methodology approved by the Commission, specific assumptions were applied in the computation of the reserve evaluation estimates. Under this methodology, future net cash flows are determined by reducing estimated future gross cash flows to Tatham Offshore for oil and natural gas sales by the estimated costs to develop and produce the underlying reserves, including future capital expenditures, operating costs, transportation costs, royalty and overriding royalty burdens, production payments and net profits interest expense on certain of Tatham Offshore's properties.

        Future net cash flows were discounted at 10% per annum to arrive at discounted future net cash flows. The 10% discount factor used to calculate present value is required by the Commission, but such rate is not necessarily the most appropriate discount rate. Present value of future net cash flows, irrespective of the discount rate used, is materially affected by assumptions as to timing of future oil and natural gas prices and production, which may prove to be inaccurate. In addition, the calculations of estimated net revenue do not take into account the effect of certain cash outlays, including, among other things, general and administrative costs, interest expense and dividends. The present value of future net cash flows shown above should not be construed as the current market value as of June 30, 1997, or any prior date, of the estimated oil and natural gas reserves attributable to Tatham Offshore's properties.

        PRODUCTION, UNIT PRICES AND COSTS

        The following table sets forth certain information regarding the production volumes of, average unit prices received for and average production costs for Tatham Offshore's sale of oil and gas for the periods indicated:

                                               Natural Gas (MMcf)              Oil and Condensate (Mbbl)
                                               Year Ended June 30,                Year Ended June 30,
                                          ---------------------------         ---------------------------
                                           1997      1996       1995           1997      1996       1995
     Net production.................      7,180      3,274      1,505            170       418        333
     Average sales price............      $2.36      $2.51      $1.67         $22.35    $18.83     $16.67
     Average production costs (1)...      $1.03      $1.50      $2.33          $6.19    $19.86     $28.02

---------------

(1) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include demand and commodity charges under transportation agreements, platform access and processing fees, maintenance and repair, labor and utilities costs.

     The relationship between Tatham Offshore's average prices and its average production costs depicted by the table above is not necessarily indicative of future results of operations expected by Tatham Offshore. Average production costs exceeded average sales prices in 1995 due primarily to production problems experienced by the Ewing Bank 914 #2 well and three wells at Ship Shoal Block 331. See "-- Oil and Gas Properties -- Description of Properties -- Ewing Bank Blocks 914 and 915" and " -- Ship Shoal Block 331".

     ACREAGE

     The following table sets forth the developed and undeveloped oil and gas acreage in which Tatham Offshore held an interest as of June 30, 1997. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A substantial portion of Tatham Offshore's acreage is undeveloped. Gross acres in the following table refer to the combined number of acres in which a working interest is owned directly by Tatham Offshore. The number of net acres is the sum of the fractional ownership of working interests owned directly by Tatham Offshore in the gross acres.

                                                 Gross        Net
                                                -------     -------
   Developed acreage.......................       6,472       4,042
   Undeveloped acreage.....................      76,695      68,474
                                                 ------      ------
       Total acreage.......................      83,167      72,516
                                                 ======      ======

     OIL AND GAS DRILLING ACTIVITY

     The following table sets forth the gross and net number of productive, dry and total exploratory wells and development wells that Tatham Offshore drilled in each of the years ended June 30, 1997, 1996 and 1995:

                                                 Year Ended June 30,
                         -------------------------------------------------------------------
                               1997                      1996                     1995
                         -------------------    --------------------     -------------------
                          Gross        Net       Gross         Net        Gross        Net
EXPLORATORY
   Productive               --          --         --          --           2.00       1.50
   Dry                      --          --         --          --           2.00       2.00
                           ----        ----       ----        ----          ----       ----
     Total                  --          --         --          --           4.00       3.50
                           ====        ====       ====        ====          ====       ====

DEVELOPMENT
   Productive              4.00        1.00       4.00        1.00          1.00       1.00
   Dry                      --          --        1.00         .25           --         --
                           ----        ----       ----        ----          ----       ----
     Total                 4.00        1.00       5.00        1.25          1.00       1.00
                           ====        ====       ====        ====          ====       ====


     As of June 30, 1997 and September 2, 1997, Tatham Offshore owned 10 gross and 2.76 net producing wells.

COMPETITION

     The exploration and production of oil and gas is highly competitive. Increases in worldwide energy production capability, decreases in energy consumption as a result of conservation efforts, and the continued development of alternate energy sources have brought about substantial surpluses in oil and gas supplies in recent years resulting in substantial competition for the marketing of oil and gas. As a result, there have been reductions in oil and gas prices and delays in producing and marketing natural gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport natural gas for regulated fees and an increasing tendency to rely on short-term sales contracts priced at spot market prices. See "-- Regulation."

     Many of the Company's competitors have financial and other resources substantially in excess of those available to Tatham Offshore and may, accordingly, be better positioned to acquire and exploit prospects, hire personnel and market production. In addition, many of Tatham Offshore's larger competitors may be better able to withstand the effect of changes in factors such as worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels and the application of government regulations, which affect demand for oil and natural gas production and which are beyond the control of Tatham Offshore.

REGULATION

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

     The exploration, production and development operations of Tatham Offshore are subject to regulation at the federal and state levels. Such regulation includes requiring permits for the drilling of wells and maintaining bonds and insurance in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. Tatham Offshore's exploration, production and development operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled, the levels of production, and the unitization or pooling of gas and oil properties.

     Substantially all of Tatham Offshore's oil and gas lease acreage was granted by the federal government and is being administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on these leases and calculation of royalty payments to the federal government. The Mineral Leasing Act of 1920 ("MLA") and similar acts and regulations place limitations on the number of acres under federal leases that may be owned in any one state. The MLA and the Outer Continental Shelf Land Act and related regulations also may restrict a corporation from the holding of federal onshore oil and gas leases if stock of such corporation is owned by citizens of foreign countries that are not deemed reciprocal under such act. Reciprocity depends, in large part, on whether the laws of the foreign jurisdiction prohibit or otherwise restrict a citizen of the United States from owning minerals and/or rights related thereto in such jurisdiction.

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

ENVIRONMENTAL

     General. Tatham Offshore's operations are subject to extensive federal, state and local statutory and regulatory requirements relating to environmental affairs, health and safety, waste management and chemical products. In recent years, these requirements have become increasingly stringent and in certain circumstances, they impose "strict liability" on a company, rendering it liable for environmental damage without regard to negligence or fault on the part of such company. To the Company's knowledge, its operations are in substantial compliance, and are expected to continue to comply in all material respects, with applicable environmental laws, regulations and ordinances.

     It is possible, however, that future developments, such as stricter environmental laws, regulations or enforcement policies could affect the handling, manufacture, use, emission or disposal of substances or wastes by Tatham Offshore. In addition, some risk of environmental costs and liabilities is inherent in Tatham Offshore's operations and products as it is with other companies engaged in similar or related businesses, and there can be no assurance that material costs and liabilities, including substantial fines and criminal sanctions for violation of environmental laws and regulations, will not be incurred by the Company. Furthermore, the Company will likely be required to increase its expenditures during the next several years to comply with higher industry and regulatory safety standards. However, such expenditures cannot be accurately estimated at this time.

     Solid Waste. Tatham Offshore's operations may generate or transport both hazardous and nonhazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA"), as amended, 42 U.S.C. SS. 6901 et. seq., and its regulations, and comparable state statutes and regulations. Further, it is possible that some wastes that are currently classified as nonhazardous, via exemption or otherwise, perhaps including wastes currently generated during exploration, development and production operations may, in the future be designated as "hazardous wastes," which are subject to more rigorous and costly treatment, storage, transportation and disposal requirements. Such changes in the regulations may result in additional expenditures or operating expenses by Tatham Offshore.

     Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. 9601 et. seq., and comparable state statutes, also known as "Superfund" laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that cause or contribute to the release of a "hazardous substance" into the environment. These persons include the current owner or operator of a site, the past owner or operator of a site, and companies that transport, dispose of or arrange for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency ("EPA") or state agency and, in some cases third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Despite the "petroleum exclusion" of Section 101(14) that currently encompasses natural gas, Tatham Offshore may nonetheless generate or transport "hazardous substances" within the meaning of CERCLA, or comparable state statutes, in the course of its ordinary operations. Thus, Tatham Offshore may be responsible under CERCLA or the state equivalents for all or part of the costs required to clean up sites where a release of a hazardous substance has occurred.

     Air. Tatham Offshore's operations may be subject to the Clean Air Act ("CAA"), 42 U.S.C. SS. 7401-7642, et. seq., and comparable state statutes. The 1990 CAA amendments and accompanying regulations, state or federal, may impose certain pollution control requirements with respect to air emissions from operations, particularly in instances where a company constructs a new facility or modifies an existing facility. Tatham Offshore may also be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, Tatham Offshore does not believe its operations will be materially adversely affected by any such requirements.

     Water. The Federal Water Pollution Control Act ("FWPCA"), or Clean Water Act, 33 U.S.C. SS. 1311 et. seq., imposes strict controls against the unauthorized discharge of produced waters and other oil and gas wastes into navigable waters. The FWPCA provides for civil and criminal penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the Oil Pollution Act of 1990 ("OPA"), imposes substantial potential liability for the costs of removal, remediation and damages. Similarly, the OPA imposes liability for the discharge of oil into or upon navigable waters or adjoining shorelines. Among other things, the OPA raises liability limits, narrows defenses to liability and provides more instances in which a responsible party is subject to unlimited liability. One provision of the OPA requires that offshore facilities establish and maintain evidence of financial responsibility of $150 million. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of an unauthorized discharge of petroleum or its derivatives into state waters. Further, the Coastal Zone Management Act authorizes state implementation and development of programs containing management measures for the control of nonpoint source pollution to restore and protect coastal waters.

     Endangered Species. The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened plant and animal species, nor destroy or modify the critical habitat of such species. Under the ESA, certain exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA provides for criminal penalties for willful violations of the Act. Other statutes which provide protection to animal and plant species and thus may apply to Tatham Offshore's operations are the Marine Mammal Protection Act, the Marine Protection and Sanctuaries Act, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act and the Migratory Bird Treaty Act . The National Historic Preservation Act may impose similar requirements.

     Communication of Hazards. The Occupational Safety and Health Act ("OSHA"), as amended, 29 U.S.C. SS. 651 et. seq., the Emergency Planning and Community Right-to-Know Act ("EPCRA"), as amended, 42 U.S.C. SS. 11001 et. seq., and comparable state statutes require the Company to organize and disseminate information to employees, state and local organizations, and the public about the hazardous materials used in its operations and its emergency planning.

OPERATIONAL HAZARDS AND INSURANCE

     Tatham Offshore's exploration, production and development operations are subject to the usual hazards incident to the drilling and production of natural gas and crude oil, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damages and suspension of operations. In addition, a pipeline may experience damage as a result of an accident or other natural disaster. To mitigate the impact of repair costs associated with such an accident or disaster, Tatham Offshore maintains insurance of various types that it considers to be adequate to cover its operations. Such insurance is subject to deductibles that Tatham Offshore considers reasonable and not excessive. Tatham Offshore's insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. Consistent with insurance coverage generally available to the industry, Tatham Offshore's insurance policies do not provide coverage for losses or liabilities relating to pollution, except for sudden and accidental occurrences.

     The occurrence of a significant event not fully insured or indemnified against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect the Company's operations and financial condition. The Company believes that it is adequately insured for public liability and property damage to others with respect to its operation. However, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

EMPLOYEES

     Tatham Offshore has no employees. All individuals, including executive officers, necessary to meet the financial, geological, engineering and other technical and administrative requirements of Tatham Offshore are provided by DeepTech pursuant to a management agreement with Tatham Offshore (the "Management Agreement"), or affiliates of DeepTech pursuant to service contracts. The Management Agreement, as amended, provides for an annual management fee of 24% of DeepTech's overhead expenses. For the year ended June 30, 1997, Tatham Offshore reimbursed DeepTech $3.3 million pursuant to such Management Agreement.

CERTAIN DEFINITIONS

     The following are abbreviations and words commonly used in the oil and gas industry and in this Annual Report.

     "bbl" or "barrel" means barrels, a standard measure of volume for oil, condensate and natural gas liquids which equals 42 U.S. gallons.

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

     "gross" oil and natural gas wells or gross acres are the total number of wells or acres, respectively, in which the Company has an interest, without regard to the size of that interest.

     "Mbbl" means thousand barrels.

     "Mcf" means thousand cubic feet, a standard measure of volume for gas.

     "MMbtu" means million British Thermal Units, a unit of heat measure with one btu being the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit.

     "MMcf" means million cubic feet.

     "net" oil and natural gas wells or "net" acres or "net" production or reserves are the total gross number of wells or acres, respectively, in which the Company has an interest multiplied times the Company's working interest in such wells or acres.

        "OCS" means Outer Continental Shelf, an area offshore the United States over which the federal government has jurisdiction, which extends from the end of state territorial waters (three to twelve nautical miles offshore, depending on the state) to 200 nautical miles from shore. The term OCS as used herein includes not only those areas on the Shelf itself, but those areas in the flextrend and the deepwater, to a limit of 200 nautical miles, as well.

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

ITEM 3.        LEGAL PROCEEDINGS

        The Company is involved in certain legal proceedings which have arisen in the ordinary course of business. Management believes that the outcome of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Effective June 5, 1996, the shareholders approved the issuance of 7,500 shares of the Company's 9% Senior Convertible Preferred Stock and the adoption of an amendment to the Company's Non-Employee Director Stock Option Plan. The Information Statement disclosing the shareholder approval of such actions was approved by the Commission in May 1997.

        No matters were submitted to a vote of the security holders of the Company during the quarter ended June 30, 1997.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of September 2, 1997, there were approximately 156 holders of record of the Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as quoted on Nasdaq.

                                                                             Common Stock Price Range
                                                                             ------------------------
                                                                                 High         Low
YEAR ENDED JUNE 30, 1996
   First Quarter...........................................................     5  1/4       2
   Second Quarter..........................................................     2  3/8          7/8
   Third Quarter ..........................................................     1  1/4          1/2
   Fourth Quarter..........................................................     2  1/8          5/8

YEAR ENDED JUNE 30, 1997
   First Quarter...........................................................     1  3/8          3/4
   Second Quarter..........................................................       15/16         7/16
   Third Quarter...........................................................       15/16         1/2
   Fourth Quarter..........................................................        3/4          1/2

PERIOD FROM JULY 1, 1997 THROUGH SEPTEMBER 2, 1997 ........................        5/8          9/32


     Tatham Offshore has never declared or paid cash dividends on the Common Stock and does not anticipate that it will pay any cash dividends on the Common Stock in the foreseeable future. The payment of future dividends, if any, will be determined by the Board of Directors in light of conditions then-existing, including the Company's operating results, financial condition, capital requirements, general business conditions and other factors the Board of Directors deems relevant. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

      The following table summarizes the Company's outstanding equity at June 30, 1997 and September 2, 1997:

                                                                                        Conversion/
                                        Shares          Liquidation        Dividend      Exchange       Nasdaq
            Equity                    Outstanding        Preference          Rate        Features       Symbol
            ------                   ------------     ----------------     --------     -----------     ------
Senior Preferred Stock (a)                7,500       $1,000 per share        9%            (e)          N/A

Series A Preferred Stock (b)         17,932,513        $1.50 per share       12%           (f)(g)        TOFFL

Series B Preferred Stock                 74,379        $1.00 per share        8%           (f)(g)        TOFFO

Series C Preferred Stock (c)          1,338,162        $0.50 per share        4%           (f)(g)        TOFFN

Mandatory Redeemable
    Preferred Stock (d)               4,991,377        $0.50 per share        --           (g)(h)        TOFFM

Common Stock                         27,355,727              N/A              --             --          TOFF

---------------
(a) Each share of the Senior Preferred Stock is senior to all other classes of Tatham Offshore preferred and Common Stock in the case of liquidation, dissolution or winding up of Tatham Offshore. The Partnership holds all outstanding shares.
(b) DeepFlex holds 4,670,957 shares of the outstanding Series A Preferred Stock.
(c) DeepFlex holds 1,016,957 shares of the outstanding Series C Preferred Stock.
(d) DeepFlex holds 4,312,086 shares of the outstanding Mandatory Redeemable Preferred Stock.
(e) The Partnership has made an irrevocable offer to the Company to sell all or any portion of the Senior Preferred Stock at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. In the event the Company does not purchase the Senior Preferred Stock on or before September 30, 1998, then for a period of 90 days thereafter it shall be convertible into Series A Preferred
    Stock. The conversion ratio shall be equal to (i) the liquidation preference amount plus accumulated unpaid dividends divided by (ii) the arithmetic average of closing prices for the 20 trading days following October 1, 1998 of the Series A Preferred Stock.
(f) At any time until December 31, 1998, each share may be exchanged for four Exchange Warrants, each of which entitles the holder thereof to purchase one share of Common Stock at $0.653 per share. The Exchange Warrants expire on July 1, 1999. Alternatively, at any time, the holder of any shares may convert the liquidation value and unpaid dividends into shares of Common Stock at $0.653 per share. Through June 30, 1997 and September 2, 1997, a total of 784,517 shares of Series A Preferred Stock had been converted into 1,855,407 shares of Common Stock.
(g) On or after July 1, 1997, redeemable at the option of the Company.
(h) The Company is required to redeem at a redemption price of $0.50 per share if the Company redeems any shares of Series A, B or C Preferred Stock. The Company is also required to redeem at a redemption price of $0.50 per share from net proceeds from the sale of Common Stock pursuant to the exercise of Exchange Warrants, subject to certain conditions.

RECENT SALES OF UNREGISTERED SECURITIES

     The following information relates to sales and other issuances by Tatham Offshore within the past three fiscal years of Tatham Offshore securities, the sales or issuances of which were not registered pursuant to the Securities Act of 1933 (the "Securities Act").

     In September 1995, Tatham Offshore issued two industry partners warrants to acquire an aggregate of up to 2,000,000 shares of its common stock at an exercise price of $8.00 per share as partial consideration for the acquisition of a 25% working interest in Viosca Knoll Block 817 and an approximate 12.5% working interest in the remainder of the Viosca Knoll Block 817 unit. The warrants are exercisable for a period of five years through conversion of the unpaid balance of a $16 million production payment payable issued in connection with the acquisition of such working interests which is payable out of 25% of the net cash flow from the working interests so acquired. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

     In February 1996, Tatham Offshore issued 7,500 shares of its 9% Senior Convertible Preferred Stock to Leviathan Gas Pipeline Partners, L.P. as partial consideration for the satisfaction of certain demand charge obligations. Such transaction was completed without registration under the Securities Act in reliance on the exemptions provided by Section 4(2) of the Securities Act.

ITEM 6.        SELECTED FINANCIAL DATA

         The selected financial data set forth below for the Company for each of the three years ended June 30, 1997, 1996 and 1995 and at June 30, 1997 and 1996 have been derived from the consolidated financial statements and notes thereto which are included elsewhere in this Annual Report. The selected financial data at and for each of the two years ended June 30, 1994 and 1993 and at June 30, 1995 have been derived from the historical financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Tatham Offshore and the notes thereto which are included elsewhere in this Annual Report.

                                                                             YEAR ENDED JUNE 30,
                                                       ---------------------------------------------------------------
                                                         1997          1996          1995          1994          1993
                                                       --------      --------      --------      --------      -------
                                                                                (In thousands)
STATEMENT OF OPERATIONS DATA:
REVENUE:
Oil and gas sales to affiliates ..................     $ 20,543      $ 15,904      $  7,800      $ 11,971      $    --
Oil and gas sales ................................          180           166           254           175          268
                                                       --------      --------      --------      --------      -------

       Total revenue .............................       20,723        16,070         8,054        12,146          268
                                                       --------      --------      --------      --------      -------

COSTS AND EXPENSES:
Production and operating expenses ................        8,465        13,203        13,745         8,509          341
Exploration expenses .............................          542           637        11,459         3,067        1,104
Depreciation, depletion and amortization .........        5,364         1,758         1,210           983
Impairment, abandonment and other ................       41,674         8,000            --            --           --
Management fee and general and administrative
   expenses allocated from affiliate .............        3,279         4,436         4,967         3,377        2,658
General and administrative expenses ..............        1,567         1,839         2,145         1,496          398
                                                       --------      --------      --------      --------      -------

        Total operating costs ....................       60,891        29,873        33,526        17,432        4,501
                                                       --------      --------      --------      --------      -------

Operating loss ...................................      (40,168)      (13,803)      (25,472)       (5,286)      (4,233)
Gain on sale of oil and gas properties ...........           --        22,641         1,496            --           --
Interest income ..................................          571           113           836           431            3
Interest and other financing costs ...............       (8,374)       (8,161)      (11,631)       (3,935)      (2,094)
                                                       --------      --------      --------      --------      -------

Net (loss) income ................................     $(47,971)     $    790      $(34,771)     $ (8,790)     $(6,324)
                                                       ========      ========      ========      ========      =======

Net (loss) income available to common stockholders     $(51,891)     $    509      $(34,771)     $ (9,925)     $(6,444)
                                                       ========      ========      ========      ========      =======

Net (loss) income per share ......................     $  (1.95)     $   0.02      $  (1.34)     $  (0.45)     $ (0.32)
                                                       ========      ========      ========      ========      =======


                                                                     AT JUNE 30,
                                            -------------------------------------------------------------
                                              1997          1996        1995          1994        1993
                                            --------      -------     --------      -------     ---------
                                                                   (In thousands)
BALANCE SHEET DATA:
Oil and gas properties, net ...........     $ 30,752      $64,900     $ 70,829      $46,453     $  7,910
Total assets ..........................       42,485       97,130       94,720       99,291        8,274
Deferred income .......................           --           --       30,000           --           --
Long term debt ........................       60,000       60,000       60,000       60,000       21,469
Convertible, redeemable preferred stock           --           --           --           --        3,600
Stockholders' (deficit) equity ........      (27,696)      18,862      (20,020)      14,751      (19,465)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto located elsewhere in this Annual Report and the information set forth under the heading "Selected Financial Data." This discussion is intended to assist in the understanding of Tatham Offshore's financial position and results of operations for each of the years ended June 30, 1997, 1996 and 1995.

RESULTS OF OPERATIONS

     YEAR ENDED JUNE 30, 1997 COMPARED WITH YEAR ENDED JUNE 30, 1996

     Revenue from oil and gas sales totaled $20.7 million for the year ended June 30, 1997 as compared with $16.1 million for the year ended June 30, 1996. During the year ended June 30, 1997, the Company sold 7,180 MMcf of gas and 170,000 barrels of oil and condensate at average prices of $2.36 per Mcf and $22.35 per barrel, respectively. During the year ended June 30, 1996, the Company sold 3,274 MMcf of gas and 418,000 barrels of oil and condensate at average prices of $2.51 per Mcf and $18.83 per barrel, respectively. The increase is primarily due to increased production from the Viosca Knoll Block 817 project and higher oil prices partially offset by lower oil and gas production from the Ewing Bank 914 #2 well and lower gas prices.

     Production and operating expenses for the year ended June 30, 1997 totaled $8.5 million as compared with $13.2 million for the year ended June 30, 1996. The decrease of $4.7 million is comprised of (i) a decrease of $4.0 million in the cost of transportation services primarily related to lower oil production and the restructuring of certain transportation agreements with the Partnership, (ii) a decrease of $2.0 million in workover and repair expenses,
(iii) a decrease of $0.2 million in operating costs primarily related to the Viosca Knoll Block 817 project and (iv) an increase of $1.5 million related to a production payment equal to 25% of the net operating cash flow from the Company's working interest in the Viosca Knoll Block 817 property. During the year ended June 30, 1996, the Company incurred $2.3 million of workover and repair expenses related to the Ewing Bank 914 #2 well.

     Exploration expenses for the year ended June 30, 1997 totaled $0.5 million as compared with $0.6 million for the year ended June 30, 1996. Exploration expenses for both periods included delay rentals, minimum royalties and costs incurred under an amended technology services agreement with an affiliate of DeepTech.

     Depreciation, depletion and amortization totaled $5.4 million for the year ended June 30, 1997 as compared with $1.8 million for the year ended June 30, 1996. The increase is primarily attributable to the initiation of production from the first well at Viosca Knoll Block 817 in December 1995 and from an additional seven wells during calendar 1996.

     Impairment, abandonment and other for the year ended June 30, 1997 totaled $41.7 million as compared with $8.0 million for the year ended June 30, 1996. Impairment, abandonment and other for the year ended June 30, 1997 consisted of a charge to reserve the Company's investment in its Ewing Bank 914 #2 well, certain adjacent leases and Ship Shoal Block 331 property, to fully accrue the Company's abandonment obligations associated with the Ewing Bank 914 #2 and 915 #4 wells and the Ship Shoal Block 331 property and to expense the Company's net prepaid demand charges related to obligations under certain transportation agreements. See "Notes to Consolidated Financial Statements --
Note 3 -- Oil and Gas Properties -- Impairment, Abandonment and Other" located elsewhere in this Annual Report. In connection with the Company's assessment of its Ship Shoal Block 331 property and its decision to seek a sale of all or a portion of such property, or a joint venture partner, the Company reduced its investment in its Ship Shoal Block 331 property by $8.0 million during the year ended June 30, 1996.

     General and administrative expenses, including the management fee allocated from DeepTech, for the year ended June 30, 1997 totaled $4.8 million as compared with $6.3 million for the year ended June 30, 1996. The decrease of $1.5 million reflected a decrease in direct general and administrative expenses of $0.3 million and a decrease in staff and overhead expenses allocated to the Company under its Management Agreement with DeepTech of $1.2 million. As a result of DeepTech's reduction of services provided to Tatham Offshore, the Company amended its Management Agreement effective July 1, 1996 to provide for a 24% overhead allocation as compared to an effective 31.6% overhead allocation during the year ended June 30, 1996.

     Operating loss for the year ended June 30, 1997 totaled $40.2 million as compared with an operating loss of $13.8 million for the year ended June 30, 1996. The change in operating loss was due to the items discussed above.

     During the year ended June 30, 1996, the Company recognized a $22.6 million gain related to the sale of its working interest in the Assigned Properties to the Partnership as a result of the Company waiving its options to prepay the then-existing Payout Amount and receive a reassignment of its working interests.

     Interest expense, net of interest income, for the year ended June 30, 1997 totaled $7.8 million as compared with $8.0 million for the year ended June 30, 1996. For the years ended June 30, 1997 and 1996, interest expense of $7.1 million was attributable to interest payable to DeepTech under the Subordinated Notes.

     After considering $3.9 million in preferred dividends in arrears, Tatham Offshore's net loss available to common stockholders for the year ended June 30, 1997 was $51.9 million as compared with net income available to common stockholders for the year ended June 30, 1996 of $0.5 million after considering $0.3 million in preferred dividends in arrears.

     YEAR ENDED JUNE 30, 1996 COMPARED WITH YEAR ENDED JUNE 30, 1995

     Revenue from oil and gas sales totaled $16.1 million for the year ended June 30, 1996 as compared with $8.1 million for the year ended June 30, 1995. During the year ended June 30, 1996, the Company sold 3,274 MMcf of gas and 418,000 barrels of oil at average prices of $2.51 per Mcf and $18.83 per barrel, respectively. During the same period in 1995, the Company sold 1,505 MMcf of gas and 333,000 barrels of oil at average prices of $1.67 per Mcf and $16.67 per barrel, respectively. The increase is due primarily to increased production from the Ewing Bank 914 #2 well, the initiation of production at the Viosca Knoll Block 817 project in December 1995 and higher oil and gas prices. During the year ended June 30, 1995, the Ewing Bank 914 #2 well was shut-in for approximately four months to allow the Company to replace the flow lines from the subsea wellhead to a fixed platform. During the year ended June 30, 1996, the Ewing Bank 914 #2 well was shut-in approximately six weeks during which the Company completed repair operations on the flow lines.

     Production and operating expenses for the year ended June 30, 1996 totaled $13.2 million as compared with $13.7 million for the same period in 1995. The decrease of $0.5 million is comprised of (i) a decrease of $1.5 million in transportation services primarily related to the restructuring of certain transportation agreements with the Partnership, (ii) a decrease in workover expenses of $0.8 million and (iii) a net decrease in operating costs related to Ewing Bank, West Delta, West Cameron and Ship Shoal properties of $1.8 million offset by $2.3 million of costs associated with the repair of the flow lines that connect the Ewing Bank 914 #2 well to a fixed platform and $1.3 million of operating costs associated with the Viosca Knoll Block 817 project.

     Exploration expenses for the year ended June 30, 1996 totaled $0.6 million as compared with $11.5 million for the year ended June 30, 1995. During the year ended June 30, 1995, the Company expensed drilling costs of $10.6 million associated with the Ewing Bank 915 #4 and Viosca Knoll Block 818 #1 wells. Exploration expenses for both periods included delay rentals, minimum royalties and costs incurred under an amended technology services agreement with an affiliate of DeepTech.

     Depreciation, depletion and amortization for the year ended June 30, 1996 totaled $1.8 million as compared with $1.2 million for the year ended June 30, 1995. Depreciation, depletion and amortization for the year ended June 30, 1996 reflected costs associated with the West Delta Block 35 and Viosca Knoll Block 817 projects and the Ewing Bank 914 #2 well whereas depreciation, depletion and amortization for the year ended June 30,1995 reflected costs associated with the West Delta Block 35 and Ship Shoal Block 331 projects and the Ewing Bank 914 #2 well.

     In connection with the Company's assessment of its Ship Shoal Block 331 property and its decision to seek a sale of all or a portion of such property, or a joint venture partner, the Company reduced its investment in its Ship Shoal Block 331 property by $8.0 million during the year ended June 30, 1996 which is included in impairment, abandonment and other.

     General and administrative expenses, including the management fee and general and administrative expenses allocated from DeepTech, for the year ended June 30, 1996 totaled $6.3 million as compared with $7.1 million for the same period in 1995. The decrease of $0.8 million reflected a $0.5 million decrease related to the Company reducing the amount of managerial and administrative services provided by DeepTech pursuant to the Management Agreement and a $0.3 million decrease in direct general and administrative expenses incurred by the Company. As a result of DeepTech's reduction of services provided to Tatham Offshore, the Company amended its Management Agreement effective November 1, 1995 to provide for an effective 31.6% overhead allocation during the year ended June 30, 1996 as compared to a 40% overhead allocation during the year ended June 30, 1995.

     The operating loss for the year ended June 30, 1996 was $13.8 million as compared with $25.5 million for the year ended June 30, 1995. The change in operating loss was due to the items discussed above.

     During the year ended June 30, 1996, the Company recognized a $22.6 million gain related to the sale of the Assigned Properties to the Partnership as a result of the Company waiving its options to prepay the then-existing Payout Amount and receive a reassignment of its working interests. During the year ended June 30, 1995, the Company recognized a $1.5 million gain primarily related to a farmout agreement on its Viosca Knoll project.

     Interest expense, net of interest income, for the year ended June 30, 1996 totaled $8.0 million as compared with $10.8 million for the year ended June 30, 1995. For the years ended June 30, 1996 and 1995, interest expense of $7.1 million was attributable to interest payable to DeepTech under the Subordinated Notes.

     After considering $0.3 million of preferred dividends in arrears, the Company's net income available to common stockholders for the year ended June 30, 1996 was $0.5 million as compared with a net loss available to common stockholders for the year ended June 30, 1995 of $34.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     Sources of Cash. Tatham Offshore intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand and cash generated from continuing operations. At June 30, 1997, Tatham Offshore had $7.9 million of cash and cash equivalents. However, as described below, Tatham Offshore will need to raise substantial capital (equity, debt or both) or enter into other arrangements (such as drilling and development commitments) to develop its current inventory of properties and prospects to allow the Company to generate operating cash flow to fund on-going activities and operations.

     Cash from continuing operations is derived primarily from production from Tatham Offshore's working interest in Viosca Knoll Block 817 which is currently producing a total of approximately 79 MMcf of gas and 310 barrels of oil per day. Tatham Offshore's current 25% working interest in Viosca Knoll Block 817 is subject to a production payment equal to 25% of the net operating cash flow from such working interest. For the year ended June 30, 1997, Tatham Offshore's net revenue from this property was reduced by $3.5 million of production payment obligations.

     Tatham Offshore also has producing wells at its West Delta Block 35 which contribute to cash from continuing operations. Tatham Offshore owns a 38% working interest in the West Delta Block 35 project which is currently producing at a rate of approximately 5.7 MMcf of gas and 71 barrels of oil per day.

     Tatham Offshore anticipates that declining revenue from properties on production will need to be replaced by revenue from production from the Sunday Silence Project, the North Atlantic Pipeline project or from other sources.

     As a result of a rights offering in February 1996, Tatham Offshore received $12.6 million in gross proceeds ($11.3 million in net proceeds) pursuant to the exercise of Tatham Offshore rights to purchase 25,120,948 Tatham Offshore warrants at $0.50 per warrant. A total of 20,129,571 Warrants were exercised to purchase 18,717,030 shares, 74,379 shares and 1,338,162 shares of Series A, B and C Preferred Stock, respectively, at $1.00 per share which generated an additional $20.1 million in proceeds to Tatham Offshore.

     On January 1, 1997, each of the 4,991,377 Warrants outstanding were automatically converted, without any action on the part of the holder thereof, into one share of Mandatory Redeemable Preferred Stock with a liquidation preference of $0.50 per share. At any time until December 31, 1998, each share of Series A, B or C Preferred Stock may be exchanged for four Exchange Warrants each of which shall entitle the holder thereof to purchase one share of Common Stock at $0.653 per share. The Exchange Warrants expire July 1, 1999. Alternatively, at any time, the holder of any shares of Series A, B or C Preferred Stock will have the right, at the holder's option, to convert the liquidation value of such stock and accrued and unpaid dividends into shares of Common Stock at $0.653 per share. After July 1, 1997, the Convertible Exchangeable Preferred Stock are redeemable at the option of Tatham Offshore. Through September 2, 1997, a total of 784,517 shares of Series A Preferred Stock had been converted into 1,855,407 shares of Common Stock.

     Uses of Cash. Tatham Offshore's primary uses of cash consist of (i) amounts due under the Subordinated Notes, (ii) expenses associated with operating its producing properties, including its leasehold abandonment liabilities, (iii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests including its obligations under the Drilling Arrangement, (iv) platform access fees and processing and commodity charges payable to the Partnership, (v) expenditures related to the North Atlantic Pipeline project currently under consideration, (vi) payments due under the Management Agreement with DeepTech and (vii) amounts due under an affiliate note discussed below.

     DeepTech currently holds the Company's Subordinated Notes with an aggregate principal amount of $60.0 million. Through June 30, 1997, the Subordinated
Notes bore interest at a rate of 11 3/4% per annum, payable quarterly. During the year ended June 30, 1997, Tatham Offshore paid $7.1 million in interest to DeepTech under these notes. Effective July 1, 1997, the interest rate under the Subordinated Notes increased to 13% per annum. Under the terms of the Subordinated Notes, the principal amount of the notes is payable in seven equal annual installments beginning August 1, 1999.

     In September 1997, DeepTech and Tatham Offshore entered into the Restructuring Option Agreement. Under the Restructuring Option Agreement, DeepTech has agreed to forgive the next two scheduled interest payments under the Subordinated Notes, a total of $3.9 million. In exchange, DeepTech received several options from Tatham Offshore and has agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Common Stock at the market price at the time the option is exercised; (ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation preference value of $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of Tatham Offshore Development for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech is required to select one of the above restructuring transactions on or before December 31, 1997. As a result, the Company will no longer be obligated to make interest or principal payments under the Subordinated Notes. Additionally, the Company believes that by consummating one of the above restructuring transactions that it will be able to continue to maintain its Nasdaq listing.

     Tatham Offshore Development holds the leasehold interests in the Sunday Silence Project. Under the Restructuring Option Agreement, Tatham Offshore has the right to pursue the sale, farmout or other disposition of the Sunday Silence Project during the option period. In the event that Tatham Offshore enters into a sales agreement for 100% of Tatham Offshore Development or the Sunday Silence Project prior to the expiration of the option period, DeepTech has the further option to receive 50% of the cash proceeds from such transaction as a prepayment of the Subordinated Notes. If DeepTech elects this option, DeepTech has agreed to convert the remaining principal amount of the Subordinated Notes into Common Stock at the market price. For purposes of determining the market price of Common Stock under this agreement, the parties have agreed that the market price shall be the average of the closing prices for the ten trading days immediately preceding the exercise of the option. DeepTech's option to acquire Tatham Offshore Development also includes all of Tatham Offshore's interest in the Drilling Arrangement with Sedco Forex for the use of a semisubmersible drilling rig in the Gulf. Tatham Offshore has agreed not to sell less than 100% of its interest in Tatham Offshore Development pending the exercise by DeepTech of one of its options.

     During the year ended June 30, 1997, Tatham Offshore completed the abandonment of its West Cameron 436 property, in which it owns a 47% working interest, at a net cost to Tatham Offshore of $1.0 million. Unless production is restored from the Ewing Bank 914 #2 well and the Ship Shoal Block 331 lease, Tatham Offshore will be required to abandon its facilities on these properties within the next 12 to 18 months. Tatham Offshore has estimated that the abandonment liabilities for these properties will total approximately $7.1 million.

     Tatham Offshore is obligated to pay to the Partnership commodity charges, based on the volume of oil and gas transported or processed, under certain transportation agreements. Tatham Offshore is also obligated to pay to the Partnership $1.6 million in platform access fees annually relative to its 25% working interest in its Viosca Knoll Block 817 property.

     North Atlantic is the sponsor of a proposal to build a major natural gas pipeline from offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States. As of June 30, 1997, Tatham Offshore Canada, the Canadian representative of North Atlantic, has incurred $1.3 million in pre-developmental costs in connection with such project. Tatham Offshore anticipates that pre-developmental costs associated with the North Atlantic pipeline project could ultimately reach approximately $10 million and the ultimate capital costs of the project could reach $3.0 billion to $3.5 billion. See Items 1 and 2. "Business and Properties -- Recent Events -- North
Atlantic Pipeline Project."

     The Management Agreement between Tatham Offshore and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. Effective July 1, 1996, the Management Agreement was amended to provide for an annual management fee of 24% of DeepTech's overhead expenses. For the year ended June 30, 1997, DeepTech charged Tatham Offshore $3.3 million in management fees pursuant to this agreement.

     During the year ended June 30, 1997, Tatham Offshore paid DeepTech $1.7 million under an unsecured promissory note which bore interest at 14.5% per annum.

     Liquidity Outlook. In order to improve liquidity and partially address its capital requirements in recent years, Tatham Offshore (i) sold, subject to certain reversionary rights, all of its then-existing working interests in the Assigned Properties to the Partnership for $30 million and certain drilling commitments, (ii) raised additional equity through the sale of Warrants and Series A, B and C Preferred Stock, (iii) prepaid certain of its demand charge obligations through the assignment of certain assets pursuant to an agreement with the Partnership and (iv) reduced its overhead by lowering the levels of services required under its Management Agreement.

     Although the Partnership has initiated production from each of the Assigned Properties, management has determined that given the current estimates of commodity prices and proved reserves, the possibility that the designated revenue from the Assigned properties will be sufficient to satisfy the Payout Amount is remote. However, Tatham Offshore does own a 25% working interest (subject to a production payment) in Viosca Knoll Block 817 which is currently producing a total of approximately 79 MMcf of gas and 310 barrels of oil per day.

     In September 1996, in order to assure the availability of a drilling rig for use on the Sunday Silence Project, Tatham Offshore entered into the Drilling Arrangement with Sedco Forex to provide Tatham Offshore with the use of a semisubmersible drilling rig capable of drilling in water depths of up to 1,500 feet. The Drilling Arrangement will become effective upon the mobilization of the rig to Tatham Offshore's initial drilling location. Once effective, the Drilling Arrangement will last for 90 days or, if sooner, the date on which Tatham Offshore completes its initial drilling operations and the rig is mobilized to another location. After the initial well, Tatham Offshore may, at its option, extend the Drilling Arrangement through three successive one well options or two successive one year terms.

     Under the terms of the Drilling Arrangement, Tatham Offshore has committed to pay Sedco Forex a drilling rate of $70,000 per day for the initial well. As security for its obligations under the Drilling Arrangement, Tatham Offshore will be required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating dayrate for the initial contract well. If Tatham Offshore elects to extend the Drilling Arrangement, the dayrate for the three well extension option would be $75,000 per day. If Tatham Offshore elects to extend the Drilling Arrangement under the one year options, the dayrate for the initial year would be $75,000 per day. The dayrate for the second year under this option would be based on prevailing market rates. Under either of the extension options, Tatham Offshore and Sedco Forex must agree upon additional security for the extension period. During the term of the Drilling Arrangement, Tatham Offshore has the right to subcontract the rig to other operators and receive the difference between the subcontract rate and the above agreed upon rates, if any, subject to a fee of 10% of the difference payable to Sedco Forex. In order to obtain the dayrates outlined above, Tatham Offshore must exercise its option to drill the initial well by the later of (i) 180 days after June 30, 1997 or (ii) 30 days after the completion of a well that Sedco Forex has committed to drill for a third party. If Tatham Offshore initiates the Drilling Arrangement after the end of the option period, all drilling dayrates will be at prevailing market rates. Tatham Offshore has agreed to fund the capital requirements necessary to upgrade and modify a drilling rig to drill in water depths of 1,500 feet if it wishes to utilize the rig in water depths greater than its current water depth rating. Tatham Offshore estimates that the capital costs required for the upgrade would total approximately $19.0 million.

     Tatham Offshore has a second option under the Drilling Arrangement to utilize a rig offshore eastern Canada for the drilling of one well, at the existing contract rate, following the completion of drilling activity for a third party.

     Tatham Offshore currently intends to fund its immediate operational needs with cash on hand and cash from continuing operations. The restructuring of Tatham Offshore's existing demand charge obligations with the Partnership, the reduction of its overhead, the initiation of full production from Viosca Knoll Block 817 and improved commodity prices enabled Tatham Offshore to generate approximately $0.7 million in positive operating cash flow for the three months ended June 30, 1997. Tatham Offshore does not anticipate generating significant positive operating cash flow prior to the first to occur of (i) the completion of the initial phase of the pipeline proposed by North Atlantic or (ii) the initial production from its Sunday Silence Project.

     The ability of Tatham Offshore to satisfy its future capital needs will depend upon its ability to raise additional capital and to successfully implement its business strategy, particularly its ability to obtain regulatory approval and financing for its North Atlantic pipeline project and initiate production from the Sunday Silence Project. Tatham Offshore anticipates that the new pipeline will be constructed and owned by a consortium of Canadian and United States companies once regulatory approval is obtained. As of June 30, 1997, Tatham Offshore Canada had incurred $1.3 million with respect to this new venture. Tatham Offshore anticipates that the ultimate pre-development costs associated with the North Atlantic project could reach approximately $10.0 million and that the ultimate capital costs of the project would be approximately $3.0 billion to $3.5 billion. There can be no assurance, however, that Tatham Offshore will be able to obtain regulatory approval, joint venture partners or adequate financing for this project.

     In addition, Tatham Offshore believes that since the royalty abatement has been granted, the resulting improved economics for the Sunday Silence Project will be sufficient to obtain development financing or an industry farmout arrangement. See Items 1 and 2. "Business and Properties -- Recent Events
-- Deepwater Royalty Relief" and "-- Oil and Gas Properties -- Description of Properties -- Ewing Bank Blocks 958, 959, 1002 and 1003."

     Tatham Offshore has never declared or paid dividends on its common or preferred stock. Tatham Offshore expects to retain all available earnings generated by its operations for the growth and development of its business.

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

     This annual report contains certain forward looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are typically punctuated by words or phrases such as "anticipate," "estimate," "project," "should," "may," "management believes," and words or phrases of similar import. Although management believes that such statements and expressions are reasonable and made in good faith, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Company's results of operations and financial condition are: (i) competitive practices in the industry in which the Company competes, (ii) the impact of current and future laws and government regulations affecting the industry in general and the Company's operations in particular, (iii) environmental liabilities to which the Company may become subject in the future that are not covered by an indemnity or insurance, (iv) the impact of oil and natural gas price fluctuations, (v) the production rates and reserve estimates associated with the Company's producing oil and gas properties and (vi) significant changes from expectations of capital expenditures and operating expenses and unanticipated project delays. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the caption "Election of Directors" in the Company's definitive proxy statement (the "Proxy Statement") relating to the 1997 annual stockholders meeting (the "Annual Meeting"), is incorporated herein by reference.

     The following table sets forth certain information as of September 2, 1997 regarding the executive officers of Tatham Offshore. Each executive officer named in the following table has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office. No arrangement or understanding exists between any executive officer of Tatham Offshore and any other person pursuant to which he was or is to be selected as an officer.

     NAME                                 AGE      POSITION(S)
     ----                                 ---      -----------
Thomas P. Tatham..........................51       Chairman of the Board, Chief Executive Officer and a Director

Antoine Gautreaux, Jr.....................44       Chief Operating Officer and a Director

E. Lynn Hill..............................51       Chief Financial Officer

Dennis A. Kunetka.........................48       Senior Vice President -- Corporate  Finance

Kenneth E. Beeney.........................38       Vice President-- Chief Geophysicist and a Director

John D. Pike..............................42       Vice President -- Chief Geologist

Edward J. Gibbon, Jr......................51       Vice President -- Reservoir Engineering

Jeffrey K. Lucas..........................41       Vice President -- Land Manager


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

     Antoine Gautreaux, Jr. has served as Chief Operating Officer of Tatham Offshore since July 1996, a Director since October 1996 and as Senior Vice President -- Operations from September 1995 to July 1996. Prior to joining the Company, Mr. Gautreaux was employed by Placid Oil Company for 21 years in various capacities, including Manager of Drilling and Production. Mr. Gautreaux received a B.S. degree from Nichols State University.

     E. Lynn Hill has served as Chief Financial Officer and Secretary of Tatham Offshore since March 1997. Prior to joining Tatham Offshore, Mr. Hill served as Senior Vice President -- Finance, Administration and Secretary -- Treasurer of Global Natural Resources, Inc. from July 1988 to March 1997. Mr. Hill has over 28 years of experience in finance and auditing in energy related companies and in public accounting. Mr. Hill received a B.B.A. degree from the University of North Texas and is a certified public accountant.

     Dennis A. Kunetka has served as Senior Vice President -- Corporate Finance of Tatham Offshore since October 1993. Mr. Kunetka has served as Senior Vice President -- Corporate Finance and Investor Relations of DeepTech and Leviathan since August 1993. Prior to joining Tatham Offshore, Mr. Kunetka served as Vice President and Controller of United Gas Pipe Line Company and its parent company, United Gas Holding Corporation. Prior to joining United in 1984, Mr. Kunetka spent 11 years with Getty Oil Company in various tax, financial and regulatory positions. Mr. Kunetka holds B.B.A. and M.S.A. degrees from the University of Houston, a J.D. degree from South Texas College of Law and is a certified public accountant.

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

     Edward J. Gibbon, Jr. has served as Vice President -- Reservoir Engineering of Tatham Offshore since September 1995. Mr. Gibbon has served as Vice
President -- Reservoir Engineering of Deepwater Production Systems, Inc., an affiliate of Tatham Offshore, since September 1993. Prior thereto Mr. Gibbon served as the President of IDM Engineering, Inc., a company he founded and which specialized in reservoir engineering studies and economic evaluations.
Mr. Gibbon received a Degree of Petroleum Engineering from the Colorado School of Mines.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A discussion of certain agreements, arrangements and transactions between or among the Company, the Partnership, DeepTech and certain other related parties is summarized in the Company's "Notes to Consolidated Financial Statements -- Note 3 -- Oil and Gas Properties --" and "-- Note 6 -- Related Party Transactions --" located elsewhere in this Annual Report.

     The information appearing under the captions "Election of Directors -- Certain Relationships and Related Transactions", "-- Equity Incentive Plan", and "-- Non Employee Director Stock Option Plan" in the Proxy Statement is incorporated herein by reference.

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

     2.  Financial Statement Schedules

         None. All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report.

     3.  (a)   Exhibits

               Exhibit
                Number      Description

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

                 10.4 Letter Agreement dated March 22, 1995 between Tatham Offshore and Ewing Bank Gathering Company, L.L.C. amending the Gathering Agreement dated July 1, 1992 (filed as Exhibit 10.44 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

                 10.5 Gas Purchase Agreement dated July 26, 1993 between Offshore Marketing and Tatham Offshore (filed as
                            Exhibit 10.17 to Tatham Offshore's Registration Statement on Form S- 1, File No. 33-70120, and incorporated herein by reference).

                 10.6 Condensate Purchase Agreement dated July 26, 1993 between Offshore Marketing and Tatham Offshore (filed as Exhibit 10.18 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

                 10.7 Farmout Agreement, dated October 1, 1994, between Tatham Offshore, F-W Oil Interests, Inc., O.P.I. International, Inc., and J. Ray McDermott Properties, Inc. (filed as Exhibit 10.48 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

                 10.8 Agreement dated July 2, 1993 and amended on December 6, 1993 between Fina Oil and Chemical Company and Petrofina Delaware, Incorporated and Tatham Offshore covering Viosca Knoll Blocks 772/773, 774, 817, 818 and 861 (filed as Exhibit
                            10.20 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

                 10.9 Unit Agreement for Outer Continental Shelf Exploration, Development and Production Operations for the Ewing Bank Blocks 871, 914, 915, 916, 958 and 959, Ewing Bank Area, Offshore Louisiana, dated May 13, 1988 by and among Mobil-X, Sohio, Kerr-McGee and Kerr-McGee Federal Limited Partnership I-1981 (filed as Exhibit 10.22 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

                10.10 Unit Agreement for Outer Continental Shelf Exploration, Development and Production Operations for the Viosca Knoll Blocks 772, 773, 774, 817, 818 and 861, Viosca Knoll Area Offshore Louisiana, dated July 7, 1993 by and among Tatham Offshore, Petrofina Delaware, Incorporated and Fina Oil & Chemical Company (filed as Exhibit 10.23 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

                10.11 DeepTech Registration Rights Agreement by and between Tatham Offshore and DeepTech (filed as
                            Exhibit 10.25 to Tatham Offshore's Registration Statement on Form S-1, File No.
                            33-70120, and incorporated herein by reference).

                10.12 Indemnification Agreement dated as of October 16, 1993 between Tatham Offshore and its directors (filed as Exhibit 10.26 to Tatham Offshore's Registration Statement on Form S-1, File No. 33-70120, and incorporated herein by reference).

                10.13 Subordinated Convertible Note Purchase Agreement between Tatham Offshore and DeepTech, as amended (filed as exhibit 10.30 in Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

                10.14 11 3/4% Subordinated Convertible Promissory Note made payable by the Company to the order of the holder thereof (filed as exhibit 10.31 in Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

                10.15 Form of Stock Option Agreement by and between the Optionee and Tatham Offshore (filed as exhibit
                            10.35 in Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

               10.16 Agreement for Purchase and Sale by and between Tatham Offshore, Inc., as Seller, and Flextrend Development Company, L.L.C., as Buyer, dated June 30, 1995 (filed as Exhibit 6(a) to the Leviathan Gas Pipeline Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File Number 1-11680 and incorporated herein by reference).

                10.17 Production Payment Agreement dated as of September 19, 1995 by Tatham Offshore in favor of F-W Oil Interests, Inc. (filed as Exhibit 10.91 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

                10.18 Production Payment Agreement dated as of September 19, 1995 by Tatham Offshore in favor of J. Ray McDermott Properties, Inc. (filed as Exhibit 10.92 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

                10.19 Tatham Offshore, Inc. Employee Equity Incentive Plan (filed as Exhibit 10.47 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).

                10.20 Tatham Offshore, Inc. Non-Employee Director Stock Option Plan (filed as Exhibit 10.48 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).

                10.21 Master Drilling Agreement and Drilling Order between Tatham Offshore, Inc. and Sedco Forex Division, Schlumberger Technology Corporation dated September 19, 1996 (filed as Exhibit 10.50 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated herein by reference).

                10.22* Fourth Amendment to First Amended and Restated Management Agreement Between DeepTech International Inc. and Tatham Offshore, Inc. dated as of May 1, 1997.

                21.1*       List of Subsidiaries of Tatham Offshore, Inc.

                23.1*       Consent of Independent Accountants, Price Waterhouse
                            LLP.

                23.2* Consent of Ryder Scott Company Petroleum Engineers, Independent Petroleum Engineers.

                24.1 Power of Attorney (included on the signature pages on this Annual Report on Form 10-K).

                27*         Financial Data Schedule

---------------
   *  Filed herewith

(b)   Reports on Form 8-K

         None.

                               POWERS OF ATTORNEY

     Each person whose signature appears below hereby appoints Dennis A. Kunetka and E. Lynn Hill and each of them, any one of whom may act without the joinder of the others, as his or her attorney-in-fact to sign on his or her behalf and in the capacity stated below and to file all amendments to this Annual Report, which amendment or amendments may make such changes and additions thereto as such attorney-in-fact may deem necessary or appropriate.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TATHAM OFFSHORE, INC.
                                                 (Registrant)

                                                  By:  /s/ Thomas P. Tatham
                                                     ---------------------------
                                                     Thomas P. Tatham
                                                     Chairman of the Board
                                                     September 26, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.

/s/ Thomas P. Tatham                              /s/ Donald S. Taylor
----------------------------------------          -----------------------------
Thomas P. Tatham, Chairman of the Board           Donald S. Taylor, Director
September 26, 1997                                September 26, 1997

/s/ Antoine Gautreaux, Jr.                        /s/ Kenneth E. Beeney
----------------------------------------          -----------------------------
Antoine Gautreaux, Jr., Director and              Kenneth E. Beeney, Director and
  Chief Operating Officer                           Vice President - Chief Geophysicist
September 26, 1997                                September 26, 1997

/s/ E. Lynn Hill                                  /s/Dennis A. Kunetka
----------------------------------------          -----------------------------
E. Lynn Hill, Chief Financial Officer             Dennis A. Kunetka, Senior Vice President-Corporate Finance
  (Principal Financial Officer)                     (Principal Accounting Officer)
September 26, 1997                                September 26, 1997

/s/ Jonathan D. Pollock                           /s/ Diana J. Walters
----------------------------------------          -----------------------------
Jonathan D. Pollock, Director                     Diana J. Walters, Director
September 26, 1997                                September 26, 1997

/s/ Phillip G. Clarke                             /s/ Roger B. Vincent, Sr.
----------------------------------------          -----------------------------
Phillip G. Clarke, Director                       Roger B. Vincent, Sr., Director
September 26, 1997                                September 26, 1997

/s/ Humbert B. Powell, III                        /s/ James G. Niven
----------------------------------------          -----------------------------
Humbert B. Powell, III, Director                  James G. Niven, Director
September 26, 1997                                September 26, 1997

/s/ Clyde E. Nath
----------------------------------------
Clyde E. Nath, Director
September 26, 1997

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                             INDEX TO CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                                                 PAGE
                                                                                 ----

Report of Independent Accountants...............................................  F-2
Consolidated Balance Sheet as of June 30, 1997 and 1996.........................  F-3
Consolidated Statement of Operations for the Years Ended
     June 30, 1997, 1996 and 1995...............................................  F-4
Consolidated Statement of Cash Flows for the Years Ended
     June 30, 1997, 1996 and 1995...............................................  F-5
Consolidated Statement of Stockholders' Equity for the Years
     Ended June 30, 1997, 1996 and 1995.........................................  F-6
Notes to Consolidated Financial Statements......................................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Tatham Offshore, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Tatham Offshore, Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Houston, Texas
September 19, 1997

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                                            June  30,
                                                                                   --------------------------
                                                                                       1997          1996
                     ASSETS
Current assets:
    Cash and cash equivalents                                                       $   7,887      $  4,764
    Stock subscriptions receivable                                                         --        12,242
    Accounts receivable from joint venture partners                                       201           719
    Receivable from affiliates                                                          1,350           968
    Prepaid expenses                                                                       --         1,943
                                                                                    ---------      --------
       Total current assets                                                             9,438        20,636
                                                                                    ---------      --------
Oil and gas properties:
    Oil and gas properties, at cost, using
     successful efforts method                                                         81,081        78,158
    Less - accumulated depreciation, depletion,
     amortization and impairment                                                       50,329        13,258
                                                                                    ---------      --------
       Oil and gas properties, net                                                     30,752        64,900
                                                                                    ---------      --------
Deferred costs and prepaid expenses                                                     1,317        11,594
                                                                                    ---------      --------
       Total assets                                                                 $  41,507      $ 97,130
                                                                                    =========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued liabilities                                        $   1,385      $  4,654
    Accounts payable to affiliates                                                        155         3,101
    Notes payable to affiliate                                                             --         1,734
                                                                                    ---------      --------
       Total current liabilities                                                        1,540         9,489
Long-term debt to affiliate                                                            60,000        60,000
Other noncurrent liabilities                                                            7,663         8,779
                                                                                    ---------      --------
                                                                                       69,203        78,268
                                                                                    ---------      --------
Commitments and contingencies (Note 8)

Stockholders' equity (deficit) (Note 5):
    Preferred stock, $0.01 par value, 110,000,000 shares authorized as of June
       30, 1997 and 1996, respectively, 24,343,931 and 18,724,530 shares issued and outstanding at June 30, 1997
       and 1996, respectively                                                             243           187
    Common stock, $0.01 par value, 250,000,000 shares authorized as of June 30, 1997 and 1996, respectively, 27,355,727 and
       25,500,320 shares issued and outstanding as of June 30, 1997
       and 1996, respectively                                                             274           255
    Warrants outstanding to purchase shares of Convertible
       Exchangeable Preferred Stock                                                        --         2,883
    Additional paid-in capital                                                         84,225        80,004
    Accumulated deficit                                                              (112,438)      (64,467)
                                                                                    ---------      --------
                                                                                      (27,696)       18,862
                                                                                    ---------      --------
       Total liabilities and stockholders' equity (deficit)                         $  41,507      $ 97,130
                                                                                    =========      ========


The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                  Year ended June 30,
                                                       ------------------------------------
                                                         1997          1996         1995
Revenue:
    Oil and gas sales to affiliates                    $ 20,543      $ 15,904      $  7,800
    Oil and gas sales                                       180           166           254
                                                       --------      --------      --------
                                                         20,723        16,070         8,054
                                                       --------      --------      --------

Costs and expenses:
    Production and operating expenses                     8,465        13,203        13,745
    Exploration expenses                                    542           637        11,459
    Depreciation, depletion and amortization              5,364         1,758         1,210
    Impairment, abandonment and other                    41,674         8,000            --
    Management fee and general and administrative
       expenses allocated from affiliate                  3,279         4,436         4,967
    General and administrative expenses                   1,567         1,839         2,145
                                                       --------      --------      --------
                                                         60,891        29,873        33,526
                                                       --------      --------      --------

Operating loss                                          (40,168)      (13,803)      (25,472)

Interest income                                             571           113           836
Gain on sale of oil and gas properties                       --        22,641         1,496
Interest and other financing costs                           --          (255)       (4,566)
Interest expense - affiliates                            (8,374)       (7,906)       (7,065)
                                                       --------      --------      --------

Net income (loss)                                      $(47,971)     $    790      $(34,771)
                                                       ========      ========      ========

Net income (loss) available to common stockholders     $(51,891)     $    509      $(34,771)
                                                       ========      ========      ========

Net income (loss) per common share                     $  (1.95)     $   0.02      $  (1.39)
                                                       ========      ========      ========


The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                      Year ended June 30,
                                                                           --------------------------------------
                                                                              1997           1996          1995
Cash flows from operating activities:
  Net (loss) income                                                         $(47,971)     $    790      $(34,771)
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
      Depreciation, depletion and amortization                                 5,364         1,758         1,210
      Impairment, abandonment and other                                       41,674         8,000            --
      Amortization of debt issue costs                                            --            --         2,810
      Gain on sale of oil and gas properties                                      --       (22,641)       (1,496)
      Other                                                                    2,377         1,889            --
      Changes in operating working capital:
        Decrease (increase) in accounts receivable from joint venture
          partners                                                               518         2,743        (2,837)
        (Increase) decrease in receivable from affiliates                       (382)          303          (773)
        Decrease (increase) in prepaid expenses                                   29           175           (81)
        (Decrease) increase in accounts payable and accrued liabilities       (3,221)       (7,809)       15,697
        (Decrease) increase in accounts payable to affiliates                 (2,946)        7,208        (4,092)
                                                                            --------      --------      --------
             Net cash used in operating activities                            (4,558)       (7,584)      (24,333)
                                                                            --------      --------      --------

Cash flows from investing activities:
     Additions to oil and gas properties                                      (2,923)       (9,143)      (25,686)
     Deferred costs                                                           (1,317)           --            --
     Proceeds from deferred income related to the
        Assigned Properties                                                       --        15,000        15,000
     Proceeds from the sale of oil and gas properties                             --            --         1,619
                                                                            --------      --------      --------
             Net cash (used in) provided by investing activities              (4,240)        5,857        (9,067)
                                                                            --------      --------      --------

Cash flows from financing activities:
     Repayment of notes payable                                                   --       (10,468)      (11,428)
     Proceeds from notes payable to affiliate                                     --         8,000            --
     Repayment of notes payable to affiliate                                  (1,734)       (8,000)           --
     Proceeds of offering of Warrants, net of underwriting fees,
        commissions and offering costs                                            --        11,291            --
     Proceeds from issuance of Series A Preferred Stock                       12,242         1,804            --
     Proceeds from issuance of Series B Preferred Stock                           74            --            --
     Proceeds from issuance of Series C Preferred Stock                        1,339            --            --
     Debt issue costs                                                             --            --          (183)
                                                                            --------      --------      --------
             Net cash provided by (used in) financing activities              11,921         2,627       (11,611)
                                                                            --------      --------      --------

Net increase (decrease) in cash and cash equivalents                           3,123           900       (45,011)
Cash and cash equivalents at beginning of year                                 4,764         3,864        48,875
                                                                            --------      --------      --------
Cash and cash equivalents at end of year                                    $  7,887      $  4,764      $  3,864
                                                                            ========      ========      ========

Supplemental disclosures to the statement of cash flows - see Note 9.



   The accompanying notes are in integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                                Warrants
                                                                              outstanding
                                                                           to purchase shares
                                Preferred Stock         Common Stock         of Convertible
                             ---------------------   --------------------     Exchangeable     Additional
                             Number of               Number of                  Preferred       paid-in     Accumulated
                               Shares    Par value    Shares    Par value         Stock         capital       deficit      Total
                             ---------   ---------   ---------  ---------  ------------------  -----------  -----------   --------
Balance, June 30, 1994           --       $ --         25,000    $ 250          $   --          $ 44,987     $(30,486)     $14,751

Net loss for the year
  ended  June 30, 1995           --         --           --        --               --               --       (34,771)     (34,771)
                              -------      -----      -------     ----          --------        --------     --------      -------

Balance, June 30, 1995           --         --         25,000      250              --            44,987      (65,257)     (20,020)

Offering of Warrants, net        --         --           --        --             11,291             --           --        11,291

Issuance of Senior
  Preferred Stock                   8       --           --        --               --             7,500          --         7,500

Issuance of Series A
  Preferred Stock              18,717        187         --        --             (8,408)         26,939          --        18,718

Issuance of common stock         --         --            500        5              --               578          --           583

 Net income for the year
   ended June 30, 1996           --         --           --        --               --               --           790          790
                              -------      -----      -------     ----          --------        --------     --------      -------

Balance, June 30, 1996         18,725        187       25,500      255             2,883          80,004      (64,467)      18,862

Issuance of Series B
  Preferred Stock                  74          1         --        --                (34)            107          --            74

Issuance of Series C
  Preferred Stock               1,338         13         --        --               (602)          1,928          --         1,339

Conversion of Warrants
  into Mandatory Redeemable
  Preferred Stock               4,991         50         --        --             (2,247)          2,197          --           --

Conversion of Series A
  Preferred Stock into
  Common Stock                   (784)        (8)       1,856       19              --               (11)         --           --

Net loss for the year
  ended June 30, 1997            --         --           --        --               --               --       (47,971)      (47,971)
                              -------      -----      -------     ----          --------        --------    ---------      -------

Balance, June 30, 1997         24,344      $ 243       27,356     $274          $   --          $ 84,225    $(112,438)     $(27,696)
                              =======      =====      =======     ====          ========        ========    =========      ========


   The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION:

Tatham Offshore, Inc. ("Tatham Offshore"), a Delaware corporation, is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf") and in the development of offshore pipeline infrastructure offshore eastern Canada. The Company is an approximately 36.6%-owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company, which, through its affiliates, is engaged in offshore contract drilling services and the acquisition, development, production, processing, transportation and marketing of, and the exploration for, oil and gas located offshore in the Gulf and offshore eastern Canada.

In March 1997, the Company formed a wholly-owned subsidiary, Tatham Offshore Canada Limited, to pursue certain opportunities offshore eastern Canada and to be the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic"). North Atlantic is the sponsor of a proposal to construct a substantial natural gas pipeline offshore Newfoundland, Nova Scotia to the eastern seaboard of the United States. In April 1996, the Company formed a wholly-owned subsidiary, Tatham Offshore Development Company, Inc. ("Tatham Offshore Development"), a Delaware corporation, to hold certain of Tatham Offshore's oil and gas leases.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Tatham Offshore and those 50% or more owned subsidiaries controlled by Tatham Offshore (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Debt issue costs

Debt issue costs are capitalized and amortized over the expected life of the related indebtedness. Any unamortized debt issue costs are expensed at the time the related indebtedness is repaid or otherwise terminated.

Oil and gas properties

The Company accounts for its oil and gas exploration and production activities using the successful efforts method of accounting. Under this method, costs of successful exploratory wells, development wells and acquisitions of mineral leasehold interests are capitalized. Production, exploratory dry hole and other exploration costs, including geological and geophysical costs and delay rentals, are expensed as incurred. Unproved properties are assessed periodically and any impairment in value is recognized currently as impairment, abandonment and other expense. Upon discovery of proved reserves, the costs of unproved properties are transferred to proved properties.

Depreciation, depletion and amortization of the capitalized costs of producing oil and gas properties, consisting principally of tangible and intangible costs incurred in developing a property and costs of productive leasehold interests, are computed on the unit-of-production method. Unit-of-production rates are based on annual estimates of remaining proved developed reserves or proved reserves, as appropriate, for each property. Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining depreciation provisions. Other noncurrent liabilities at June 30, 1997 and 1996 include $7,663,000 and $811,000, respectively, of accrued dismantlement, restoration and abandonment costs.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective July 1, 1996. SFAS No. 121 requires recognition of impairment losses on long-lived assets (including proved properties, wells, equipment and related facilities) if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss is based on the fair value of the assets. Prior to the adoption of SFAS No. 121, the Company recorded impairments to the extent that the net book value of oil and gas properties, on an overall basis, exceeded the estimated undiscounted future net revenue of proved oil and gas reserves, net of income taxes. Implementation of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations. See Note 3.

Repair and maintenance costs are charged to expense as incurred; additions, improvements and replacements are capitalized.

Deferred costs

The Company capitalizes costs related to advisory, legal and other direct project costs of pending transactions as deferred costs. At June 30, 1997, the Company had capitalized $1,317,000 of pre-development costs related to its sponsorship of North Atlantic's proposal to construct a pipeline offshore eastern Canada as discussed in Note 1.

Revenue recognition

Revenue from oil and gas sales is recognized upon delivery in the period of production.

Income taxes

The Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

Earnings per share

Primary earnings (loss) per share is computed by dividing common equity in net income (loss) by the weighted average number of shares and common stock equivalents outstanding during the period. For the years ended June 30, 1997, 1996 and 1995, the weighted average number of shares outstanding for purposes of computing primary earnings (loss) per share were 26,650,835 shares, 41,311,555 shares and 25,000,000 shares, respectively.

SFAS No. 128, "Earnings per Share", was issued in February 1997. SFAS No. 128 establishes new guidelines for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Pro forma basic net loss per share for the Company is equal to the primary loss per share for the year ended June 30, 1997 as presented on the accompanying consolidated statement of operations. Pro forma basic net income per share and pro forma dilutive earnings per share is $0.03 per share and $0.02 per share, respectively, for the year ended June 30, 1996.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including those related to oil and gas reserves and potential environmental liabilities, that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the related reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management believes that its estimates are reasonable.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other

The fair values of the financial instruments included in the Company's assets and liabilities approximate their carrying values.

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation", effective July 1, 1996. While SFAS No. 123 encourages entities to adopt the fair value method of accounting for their stock-based compensation plans, the Company has elected to continue to utilize the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The adoption of SFAS No. 123 did not have a material adverse effect on the Company's financial position or results of operations at adoption and during the years ended June 30, 1997 and 1996.

Certain amounts in prior years have been reclassified to conform to the current year's presentation.

NOTE 3 - OIL AND GAS PROPERTIES:

Capitalized Costs

                                                                  June 30,
                                                        ---------------------------
                                                             1997             1996
                                                                (In thousands)
    Proved properties                                   $   6,050         $   6,050
    Unproved properties                                     1,539             1,539
    Wells, equipment and related facilities                73,492            70,569
                                                        ---------         ---------
       Total capitalized costs                             81,081            78,158
    Accumulated depreciation, depletion
      amortization and impairment                         (50,329)          (13,258)
                                                        ---------         ---------
       Net capitalized costs                            $  30,752         $  64,900
                                                        =========         =========

Costs Incurred in Oil and Gas Acquisition, Exploration and Development
Activities

                                                                      Year ended June 30,
                                                        ---------------------------------------------
                                                             1997             1996              1995
                                                                         (In thousands)
    Acquisition of proved properties                    $     --          $   2,373         $    --
    Exploration                                               542               637           11,459
    Development                                             2,923             8,799           20,559
                                                        ---------         ---------         --------
         Total costs incurred                           $   3,465         $  11,809         $ 32,018
                                                        =========         =========         ========

Results of Operations for Oil and Gas Producing Activities

                                                                       Year ended June 30,
                                                        ---------------------------------------------
                                                           1997              1996              1995
                                                                        (In thousands)
Oil and gas sales                                       $   20,723       $   16,070       $    8,054
Production and operating expenses                           (8,465)         (13,203)         (13,745)
Exploration expenses                                          (542)            (637)         (11,459)
Depreciation, depletion and amortization                    (5,364)          (1,758)          (1,210)
Impairment, abandonment and other                          (41,674)          (8,000)             --
                                                        ----------       ----------       ---------
Results of operations from oil and gas producing
    activities (excluding corporate overhead,
    interest costs and income tax benefits)             $  (35,322)      $   (7,528)      $  (18,360)
                                                        ==========       ==========       ==========

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Sale of Properties to Flextrend Development Company, L.L.C.

On June 30, 1995, Flextrend Development Company, L.L.C. ("Flextrend Development"), a subsidiary of Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), which is an effective 23.2% owned affiliate of DeepTech, entered into a purchase and sale agreement (the "Purchase and Sale Agreement") with Tatham Offshore. Pursuant to the Purchase and Sale Agreement, Flextrend Development acquired, subject to certain reversionary interests, a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117 (the "Assigned Properties") from Tatham Offshore for $30,000,000. The Company received $15,000,000 at closing and an additional $15,000,000 on August 15, 1995. Flextrend Development is entitled to retain all of the revenue attributable to the Assigned Properties until it has received net revenue equal to the Payout Amount (as defined below), whereupon the Company is entitled to receive a reassignment of the Assigned Properties, subject to reduction and conditions as discussed below. Prior to December 10, 1996, "Payout Amount" was defined as an amount equal to all costs incurred by Flextrend Development with respect to the Assigned Properties (including the $30,000,000 acquisition cost paid to the Company) plus interest thereon at a rate of 15% per annum. Effective February 1, 1996, the Partnership entered into an agreement with Tatham Offshore regarding the restructuring of certain transportation agreements that increased the amount recoverable from the Payout Amount by $7,500,000 plus interest (see "Impairment, Abandonment and Other" discussion below). During the year ended June 30, 1996, the Company waived its options to prepay the then-existing Payout Amount and receive a reassignment of its working interests and recognized $22,641,000 as a gain on the sale of oil and gas properties.

Effective December 10, 1996, Flextrend Development exercised its option to permanently retain 50% of the acquired working interest in the Assigned Properties in exchange for forgiving 50% of the then-existing Payout Amount exclusive of the $7,500,000 plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements discussed above. Flextrend Development remains obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, with such costs to be added to the Payout Amount. Flextrend Development's election to retain 50% of the acquired working interest in the Assigned Properties reduced the Payout Amount from $94,020,000 to $50,760,000. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Assigned Properties are added to the Payout Amount and 50% of the net revenue from the Assigned Properties reduce the Payout Amount. As of June 30, 1997, the Payout Amount totaled $45,918,000. See "Impairment, Abandonment and Other" discussion below.

Viosca Knoll Block 817

In September 1995, the Company reacquired an aggregate 25% working interest in Viosca Knoll Block 817 and an approximate 12.5% working interest in the remainder of Viosca Knoll Blocks 772/773, 774, 818 and 861 (collectively, the "Viosca Knoll Properties") from two industry partners for a total of $16,000,000 in convertible production payments payable from 25% of the net cash flow from the Viosca Knoll Properties so acquired. The estimated net present value of the convertible production payments payable of $2,000,000 was recorded as oil and gas properties on the date of acquisition. The unpaid portion of the production payments is convertible into Tatham Offshore common stock at any time during the first five years at $8.00 per share. Under certain circumstances, the industry partners may require DeepTech to purchase the convertible production payments for an amount equal to 50% of the unrecovered portion thereof. At June 30, 1997, the unpaid portion of the production payment obligation totaled $12,535,000. For the year ended June 30, 1997, production and operating expenses include $1,465,000 of production payments made during the year.

During the year ended June 30, 1995, the Company recognized a $1,500,000 gain related to the farmout of 25% of its working interest in its Viosca Knoll Properties to third parties.

Transportation and Processing Agreements

General. In December 1993, Tatham Offshore entered into a master gas dedication arrangement with the Partnership (the "Master Dedication Agreement"). Under the Master Dedication Agreement, Tatham Offshore dedicated all production from its Garden Banks, Viosca Knoll, Ewing Bank and Ship Shoal leases as well as certain adjoining areas of mutual interest to the Partnership for transportation. In exchange, the Partnership agreed to install the pipeline facilities necessary to transport production from the areas and certain related facilities and to provide transportation

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

services with respect to such production. Tatham Offshore agreed to pay certain fees for transportation services and facilities access provided under the Master Dedication Agreement. Pursuant to the terms of the Purchase and Sale Agreement, Flextrend Development assumed all of Tatham Offshore's obligations under the Master Dedication Agreement and certain ancillary agreements with respect to the Assigned Properties.

Ewing Bank Gathering System. Pursuant to a gathering agreement (the "Ewing Bank Agreement") among Tatham Offshore, DeepTech, and a subsidiary of the Partnership, Tatham Offshore dedicated all natural gas and crude oil produced from eight of its Ewing Bank leases for gathering and redelivery by the Partnership and was obligated to pay a demand rate as well as a commodity charge equal to 4% of the market price of production actually transported. Tatham Offshore's Ewing Bank 914 #2 well commenced production in August 1993. Production and operating expenses on the accompanying consolidated statement of operations included demand and commodity fees of $1,493,000, $5,090,000 and $6,906,000 for the years ended June 30, 1997, 1996 and 1995, respectively, related to the Ewing Bank Agreement. In March 1996, the Partnership settled all remaining unpaid demand charge obligations under this agreement in exchange for certain consideration as discussed below.

Ship Shoal. Tatham Offshore and the Partnership also entered into a gathering and processing agreement (the "Ship Shoal Agreement") pursuant to which the Partnership constructed a gathering line from Tatham Offshore's Ship Shoal Block 331 lease to interconnect with a third-party pipeline at the Partnership's processing facilities located on its Ship Shoal Block 332 platform. Pursuant to the terms of the Ship Shoal Agreement, and in consideration for constructing the interconnect, refurbishing the platform and providing access to the processing facilities, Tatham Offshore was required to pay the Partnership demand charges and has dedicated all production from its Ship Shoal 331 lease and eight additional surrounding leases for gathering and processing by the Partnership for additional commodity fees. Production and operating expenses on the accompanying consolidated statement of operations include demand and commodity fees of $638,000, $997,000 and $1,408,000 for the years ended June 30, 1997, 1996 and 1995, respectively, related to the Ship Shoal Agreement. In March 1996, the Partnership settled all remaining unpaid demand charge obligations under this agreement in exchange for certain consideration as discussed below.

Transportation Agreements Settled. Effective February 1, 1996, Tatham Offshore entered into an agreement with the Partnership to prepay its remaining demand charge obligations under the Ewing Bank and Ship Shoal Agreements. Under the agreement, Tatham Offshore's demand charge obligations relative to the Ewing Bank Gathering System and the pipeline facilities constructed by the Partnership for its Ship Shoal property have been prepaid in full. In exchange, Tatham Offshore (i) issued to the Partnership 7,500 shares of Senior Preferred Stock (as defined in Note 5) with a liquidation preference of $1,000 per share,
(ii) added the sum of $7,500,000 to the Payout Amount under the Purchase and Sale Agreement with Flextrend Development and (iii) granted to the Partnership certain rights to use and acquire the Ship Shoal Block 331 platform. The Partnership has the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on the Ship Shoal Block 331, provided such use does not interfere with lease operations or other activities of Tatham Offshore. In addition, the Partnership has a right of first refusal relative to a sale of the platform. The agreement with the Partnership resulted in a reduction in demand charge payments of $4,100,000 and $7,800,000 for the years ended June 30, 1996 and 1997, respectively. Tatham Offshore remains obligated to pay the commodity charges under these agreements. At June 30, 1996, the total present value of the unamortized demand charge obligations of $13,507,000 was reflected as prepaid expenses and the $7,500,000 addition to the Payout Amount, including accrued interest of $469,000, was classified as a production payment and included in other noncurrent liabilities in the accompanying consolidated balance sheet. See "Impairment, Abandonment and Other" discussion below.

Impairment, Abandonment and Other

In May 1997, the Company shut-in the Ewing Bank 914 #2 well as a result of a downhole mechanical problem. Although Tatham Offshore is evaluating potential workover and recompletion alternatives for this well, the Company, at June 30, 1997, reserved its remaining investment in the Ewing Bank 914 #2 well and certain adjacent leases and accrued additional costs associated with the abandonment of this well and the Ewing Bank 915 #4 well.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Problems resulting from the completion of three wellbores at Ship Shoal Block 331 have resulted in only a minimal amount of production from the property and the Company has decided not to pursue further recompletion operations at this time. As a result of the Company's decision, at June 30, 1997, the Company reserved its investment in its Ship Shoal Block 331 and accrued costs associated with the abandonment of the platform and wells.

In addition, the Company has determined that given the current estimates of commodity prices and proved reserves, the possibility that the designated revenue from the Assigned Properties will be sufficient to satisfy the Payout Amount is remote. Unless the Payout Amount is reduced to zero, the Partnership will retain 100% of the revenue from its working interest in the Assigned Properties.

In summary, impairment, abandonment and other on the accompanying consolidated statement of operations includes the following items related to the Ewing Bank and Ship Shoal properties discussed above.

                                                       Year ended June 30,
                                                    -----------------------
                                                       1997         1996
                                                          (In thousands)
     Reserve investments in oil and gas properties   $ 32,389     $  8,000
     Accrue abandonment costs                           6,622          --
     Expense prepaid demand charges, net                2,663          --
                                                     --------     --------
                                                     $ 41,674     $  8,000
                                                     ========     ========

NOTE 4 - INDEBTEDNESS:

Long-term debt - affiliates

As of June 30, 1997, the Company had $60,000,000 aggregate principal amount of Subordinated Convertible Promissory Notes (the "Subordinated Notes") outstanding. The Subordinated Notes bore interest at a rate of 11 3/4% per annum, payable quarterly. Effective July 1, 1997, the interest rate increased to 13% per annum. Interest expense related to this borrowing totaled $7,040,000, $7,060,000 and $7,050,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Under the terms of the Subordinated Notes, the principal amount of the notes was payable in seven equal annual installments of approximately $8,571,000 commencing August 1, 1999. See Note 10.

Other

Interest expense related to third party debt totaled $256,000 and $665,000 for the years ended June 30, 1996 and 1995, respectively. Amortization of debt issue costs of $2,810,000 is included as interest expense in the accompanying statement of operations for the year ended June 30, 1995.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 5 - STOCKHOLDERS' EQUITY:

The following table summarizes the Company's outstanding equity:

                                                                                     Dividends In Arrears
                        Shares Outstanding at June 30,                                     June 30,           Conversion/
                        ------------------------------    Liquidation    Dividend  ------------------------    Exchange
        Equity               1997            1996         Preference      Rate         1997         1996       Features

Senior Preferred
Stock (a)                     7,500          7,500     $1,000 per share      9%     $  956,000     $281,000        (e)

Series A Preferred
  Stock (b)              17,932,513     18,717,030      $1.50 per share     12%      3,228,000           --     (f)(g)

Series B Preferred
  Stock                      74,379             --      $1.00 per share      8%          4,000           --     (f)(g)

Series C Preferred
Stock (c)                 1,338,162             --      $0.50 per share      4%         13,000           --     (f)(g)

Mandatory Redeemable
  Preferred Stock (d)     4,991,377             --      $0.50 per share     --              --           --     (g)(h)

Warrants                         --      6,403,918             N/A          --              --           --        (i)

Common Stock             27,355,727     25,500,320             N/A          --              --           --         --


---------------
(a) Each share of the Senior Preferred Stock is senior to all other classes of Tatham Offshore preferred and common stock in the case of liquidation, dissolution or winding up of Tatham Offshore. The
    Partnership holds all outstanding shares. See Note 3.
(b) DeepFlex Production Services, Inc. ("DeepFlex Services"), an affiliate of the Company, holds 4,670,957 shares of the outstanding Series A Preferred Stock.
(c) DeepFlex Services holds 1,016,957 shares of the outstanding Series C Preferred Stock.
(d) DeepFlex Services holds 4,312,086 shares of the outstanding Mandatory Redeemable Preferred Stock.
(e) The Partnership has made an irrevocable offer to Tatham Offshore to sell all or any portion of the Senior Preferred Stock to Tatham Offshore or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. In the event Tatham Offshore does not purchase the Senior Preferred Stock on or before September 30, 1998, then for a period of 90 days thereafter it shall be convertible into Series A Preferred Stock. The conversion ratio shall be equal to (i) the liquidation preference amount plus accumulated unpaid dividends divided by (ii) the arithmetic average of closing prices for the 20 trading days following October 1, 1998 of the Series A Preferred Stock.
(f) At any time until December 31, 1998, each share may be exchanged for four Exchange Warrants, each of which entitles the holder thereof to purchase one share of Tatham Offshore common stock at $0.653 per share.
    The Exchange Warrants expire on July 1, 1999. Alternatively, at any time, the holder of any shares may convert the liquidation value and accrued and unpaid dividends into shares of Tatham Offshore common stock at $0.653 per share. Through June 30, 1997, a total of 784,517 shares of Series A Preferred Stock had been converted into 1,855,407 shares of Tatham
    Offshore common stock.
(g) On or after July 1, 1997, redeemable at the option of the Company.
(h) The Company is required to redeem at a redemption price of $0.50 per share if the Company redeems any shares of Series A, B or C Preferred Stock. The Company is also required to redeem at a redemption price of $0.50 per share from net proceeds from the sale of common stock pursuant to the exercise of Exchange Warrants, subject to certain conditions.
(i) On January 1, 1997, all outstanding Warrants were automatically converted, without any action on the part of the holders thereof, into an equal number of shares of Mandatory Redeemable Preferred Stock.

Common Stock

Effective February 1996, an amendment to the Company's Restated Certificate of Incorporation increased the number of authorized shares of the Company's common stock, $0.01 par value per share, from 100,000,000 shares to 250,000,000 shares and the number of shares of preferred stock, $0.01 par value per share, from 10,000,000 shares to 110,000,000 shares. This increase in authorized capital was necessary in order for the Company to effect the rights offering, as discussed below.

During the year ended June 30, 1996, the Company issued 245,182 shares of common stock to certain management personnel of DeepTech in connection with DeepTech's deferred compensation arrangement discussed in Note 6.

Preferred Stock

The Company filed a registration statement (the "Offering") with the Securities and Exchange Commission (the "Commission") which was declared effective on December 26, 1995, relating to the granting to all holders of Tatham Offshore's common stock, on the record date, December 26, 1995, rights (the "Rights") to purchase up to

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

25,120,948 warrants (the "Warrants"). Each Right entitled the holder to subscribe to purchase one Warrant at the purchase price of $.50 per Warrant. In February 1996, the Company issued 25,120,948 Warrants and received $12,560,000 in gross proceeds ($11,291,000 in net proceeds) pursuant to the exercise of Rights. A total of 20,129,571 Warrants were exercised to purchase 18,717,030 shares, 74,379 shares and 1,338,162 shares of Series A, B and C Preferred Stock, respectively, at $1.00 per share which generated an additional $15,459,000 in proceeds to the Company. The remaining 4,991,377 Warrants outstanding on January 1, 1997 were automatically converted into an equal number of shares of Mandatory Redeemable Preferred Stock.

Stock Compensation Plans

On August 28, 1995, the Company filed a registration statement on Form S-8 with the Commission for the registration of 4,000,000 shares of common stock authorized for issuance upon exercise of options under the Company's Equity Incentive Plan (the "Incentive Plan") and 1,000,000 shares of common stock authorized for issuance upon exercise of options under the Company's Non-Employee Director Stock Option Plan (the "Director Option Plan" and collectively with the Incentive Plan, the "Option Plans"). The Incentive Plan, as amended, provides the Company the ability to issue a variety of awards pursuant to the plan including stock options, restricted stock, stock appreciation rights and stock value equivalent awards. In June 1996, the Company issued 255,138 shares of common stock to outside directors pursuant to the exercise of options granted under the Director Option Plan in settlement of directors' fees and meeting attendance fees for the year ended June 30, 1996. During the years ended June 30, 1997 and 1996, Tatham Offshore issued 90,000 options and 130,000 options, respectively, pursuant to the Director Option Plan. Options outstanding under the Option Plans at June 30, 1997 totaled 245,000 of which 95,000 options were exercisable. In addition, Tatham Offshore issued 790,000 stock appreciation rights pursuant to the Incentive Plan during the year ended June 30, 1997.

NOTE 6 - RELATED PARTY TRANSACTIONS:

DeepTech

The management agreement between the Company and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to the Company. Effective July 1, 1993, the management agreement between the Company and DeepTech provided for an annual management fee equal to 40% of DeepTech's overhead. Effective November 1, 1995 and July 1, 1996, the Company amended its management agreement with DeepTech to provide for an annual management fee of 27.4% and 24%, respectively, of DeepTech's overhead. During the years ended June 30, 1997, 1996 and 1995, DeepTech charged Tatham Offshore $3,279,000, $4,436,000 and $4,967,000, respectively, under the management agreement. On June 30, 1996, DeepFlex Services exercised 4,670,957 of its 10,000,000 Warrants to purchase an equal number of shares of Series A Preferred Stock at $1.00 per share by offsetting the then outstanding payable to DeepTech for costs allocated under the management agreement by $4,670,957.

On November 1, 1995, the Company converted $1,734,000 of its accounts payable to an affiliate into an unsecured promissory note payable to DeepTech (the "Affiliate Note"). The Affiliate Note bore interest at 14.5% per annum, payable quarterly, and the principal was payable to DeepTech in six monthly installments which began on January 31, 1997. Interest expense related to the Affiliate Note totaled $202,000 and $170,000 for the years ended June 30, 1997 and 1996, respectively.

In October 1995, DeepFlex Services entered into a bridge loan agreement (the "Bridge Loan") with Tatham Offshore whereby DeepFlex Services agreed to make $12,500,000 of interim bridge financing available to fund a portion of the Company's working capital and capital requirements. Tatham Offshore borrowed a total of $8,000,000 under the Bridge Loan which accrued interest at a rate of 15% per annum. Interest expense related to borrowings under the Bridge Loan totaled $210,000 for the year ended June 30, 1996. On January 31, 1996, DeepFlex Services subscribed for the purchase of 10,000,000 Warrants, pursuant to the exercise of Rights which had been assigned from DeepTech, at a cost of $5,000,000, which was paid through the forgiveness of $5,000,000 of principal and interest due under the Bridge Loan. In February 1996, Tatham Offshore used Offering proceeds to repay in full the remaining principal and accrued interest outstanding under the Bridge Loan.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Effective July 1, 1995, DeepTech established three deferred compensation arrangements: (i) a mandatory arrangement for DeepTech's Chief Executive Officer (the "DeepTech CEO"), (ii) a mandatory arrangement for certain senior executives of DeepTech and (iii) an optional arrangement for all other employees of DeepTech. Pursuant to the terms of each arrangement, participants deferred all or a portion of their cash salary until no later than July 1, 1996. During each month in the deferral period, each participant was entitled to receive options to purchase a number of shares of either DeepTech or Tatham Offshore or Preference Units of the Partnership equal to a percentage (ranging from 100% to 300% of their cash salary) divided by the lesser of the closing price on June 30, 1995 (DeepTech - $4.00, Tatham Offshore - $3.50 and the Partnership - $11.875) or the average closing price for the applicable month. Options were exercisable only by cancellation of the participant's cash salary. Each participant earned credits equal to a multiple, based on the option elected, of their deferred cash salary. Any participant except the DeepTech CEO could have received all or a portion of their salary in cash if they did not elect to exercise any options. To the extent that the Company issued its common stock pursuant to the exercise of options granted under these arrangements, it received an offsetting credit against its management fees payable to DeepTech. In November 1995, DeepTech terminated the deferred compensation arrangement for all but three employees of DeepTech. In November 1995 and June 1996, the Company issued 120,948 shares and 124,234 shares, respectively, of its common stock in connection with the mandatory arrangement for certain senior executives of DeepTech and received a $360,000 credit against its management fees payable to DeepTech.

Other

The Partnership charged Tatham Offshore $1,995,000 and $1,722,000 for the years ended June 30, 1997 and 1996, respectively, for commodity and platform access fees associated with the Viosca Knoll 817 lease in accordance with certain agreements between the parties. Commodity charges are based on the volume of oil and gas transported or processed.

During the years ended June 30, 1997, 1996 and 1995, the Company sold 99%, 99% and 97%, respectively, of its production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an 80%-owned subsidiary of DeepTech. Through October 1995, the sales prices were based upon contractually agreed-upon posted prices. In November 1995, Tatham Offshore renegotiated its agreement with Offshore Marketing to provide Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling the Company's production.

Dover Technology, Inc. ("Dover"), a 50%-owned subsidiary of DeepTech, charged Tatham Offshore $160,000, $601,000 and $747,000 for the years ended June 30, 1997, 1996 and 1995, respectively, for services related to the acquisition, development, exploration or evaluation of oil and gas properties. Tatham Offshore's payable to Dover for these services in the amount of $1,734,000 at November 1, 1995 was converted into the Affiliate Note.

During the year ended June 30, 1996, the Company forgave a $90,000 advance to an officer of DeepTech who is also a stockholder of the Company in exchange for consulting fees rendered by the officer/stockholder to Tatham Offshore.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7 - INCOME TAXES:

The Company's deferred income tax liabilities (assets) at June 30, 1997 and 1996 consist of net operating loss ("NOL") carryforwards and the tax effect of timing differences between financial and tax reporting related to the recognition of certain amounts as follows:

                                                  June 30,
                                       -------------------------------
                                           1997               1996
                                                (in thousands)
Oil and gas properties                 $       702         $     1,142
                                       -----------         -----------
    Gross deferred liability                   702               1,142
                                       -----------         -----------

NOL carryforwards                          (38,315)            (22,445)
                                       -----------         -----------
    Gross deferred asset                   (38,315)            (22,445)
                                       -----------         -----------

Net deferred tax asset                     (37,613)            (21,303)
Valuation allowances                        37,613              21,303
                                       -----------         -----------
                                       $       --          $       --
                                       ===========         ===========

Because of the Company's cumulative losses, valuation allowances of $37,613,000 and $21,303,000 at June 30, 1997 and 1996, respectively, were provided against the net deferred tax assets. At June 30, 1997, the Company had approximately $112,691,000 of regular tax NOL carryforwards and approximately $111,280,000 of alternative minimum tax NOL carryforwards. These losses begin to expire in the year 2005. Although substantial changes in a company's ownership can result in an annual limitation on the utilization of federal income tax NOL carryforwards, it is not anticipated that this restriction will significantly affect the utilization of Tatham Offshore's NOL carryforwards.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Drilling Arrangement

In September 1996, the Company entered into a drilling arrangement (the "Drilling Arrangement") with Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") to provide the Company with the use of a semisubmersible drilling rig capable of drilling in water depths of up to 1,500 feet. The Drilling Arrangement will become effective upon the mobilization of the rig to the Company's initial drilling location. Once effective, the Drilling Arrangement will last for 90 days or, if sooner, the date on which the Company completes its initial drilling operations and the rig is mobilized to another location. After the initial well, the Company may, at its option, extend the Drilling Arrangement through three successive one-well options or two successive one-year terms.

Under the terms of the Drilling Arrangement, the Company has committed to pay Sedco Forex a drilling rate of $70,000 per day for the initial well. As security for its obligations under the Drilling Arrangement, the Company will be required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating dayrate for the initial contract well. If the Company elects to extend the Drilling Arrangement, the dayrate for the three well extension option would be $75,000 per day. If the Company elects to extend the Drilling Arrangement under the one-year options, the dayrate for the initial year would be $75,000 per day. The dayrate for the second year under this option would be based on prevailing market rates. Under either of the extension options, the Company and Sedco Forex must agree-upon additional security for the extension period. During the term of the Drilling Arrangement, the Company has the right to subcontract the rig to other operators and receive the difference between the subcontract rate and the above agreed upon rates, if any, subject to a fee of 10% of the difference payable to Sedco Forex. In order to obtain the dayrates outlined above, the Company must exercise its option to drill the initial well by the later of (i) 180 days after June 30, 1997 or (ii) 30 days after the completion of a well that Sedco Forex has committed to drill for a third party. If the Company initiates the Drilling Arrangement after the end of the option period, all drilling dayrates will be at prevailing market rates. The Company has agreed to fund the capital requirements necessary to upgrade and modify a drilling rig to drill in water depths of 1,500 feet if it wishes to utilize the rig in water depths greater than its current water depth rating. Tatham Offshore estimates that the capital costs required for the upgrade would total approximately $19.0 million.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company has a second option under the Drilling Arrangement to utilize a rig offshore eastern Canada for the drilling of one well, at the existing contract rate, following the completion of drilling activity for a third party.

Other

In the ordinary course of business, the Company is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or operations of the Company. Various legal actions have arisen in the ordinary course of business. Management believes that the outcome of such proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company anticipates substantial future capital expenditures associated with the full development of its oil and gas properties. Realization of the full potential of the Company's properties is dependent upon the ability to obtain sufficient additional capital or project financing.

NOTE 9 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

                                                                     Year ended June 30,
                                                          ------------------------------------------
                                                           1997             1996              1995
                                                                        (In thousands)
    Cash paid for interest, net of
       amounts capitalized                                $ 7,249          $  7,693          $ 8,548

Supplemental disclosures of noncash investing and financing activities

                                                                    Year ended June 30,
                                                    ----------------------------------------------------
                                                       1997                1996                1995
                                                                      (In thousands)
Additions to oil and gas properties                 $       --          $    (2,000)        $      --
Issuance of notes payable                                   --                  --               12,813
Increase (reduction) in accounts payable
    and accrued liabilities                                 --                2,000             (12,813)
Deferred income related to oil and gas
    properties held for sale                                --                   --              15,000
Receivable from affiliate                                   --                   --             (15,000)
Stock subscriptions receivable                              --              (12,242)               --
Issuance of Series A Preferred Stock                        --               16,913                --
Payable to affiliate                                        --               (4,671)               --

NOTE 10 - SUBSEQUENT EVENTS:

In September 1997, DeepTech and Tatham Offshore entered into an option agreement to restructure the Subordinated Notes (the "Restructuring Option Agreement"). Under the Restructuring Option Agreement, DeepTech has agreed to forgive the next two scheduled interest payments under the Subordinated Notes, a total of $3,900,000. In exchange, DeepTech received several options from Tatham Offshore and has agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Tatham Offshore common stock at the market price at the time the option is exercised;
(ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation value of $60 million, the proceeds from which would be used to prepay the Tatham Offshore Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of Tatham Offshore Development for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech is required to select one of the above restructuring transactions on or before December 31, 1997.

Tatham Offshore Development holds the leasehold interests in Ewing Bank Blocks 958, 959, 1002 and 1003, the Sunday Silence Project. Under the Restructuring Option Agreement, Tatham Offshore has the right to pursue the

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

sale, farmout or other disposition of the Sunday Silence Project during the option period. In the event that Tatham Offshore enters into a sales agreement for 100% of Tatham Offshore Development or the Sunday Silence Project prior to the expiration of the option period, DeepTech has the further option to receive 50% of the cash proceeds from such transaction as a prepayment of the Subordinated Notes. If DeepTech elects this option, DeepTech has agreed to convert the remaining principal amount of the Subordinated Notes into common stock of Tatham Offshore at the market price. For purposes of determining the market price of Tatham Offshore's common stock under this agreement, the parties have agreed that the market price shall be the average of the closing prices for the ten trading days immediately preceding the exercise of the option. DeepTech's option to acquire Tatham Offshore Development also includes all of Tatham Offshore's interest in the Drilling Arrangement with Sedco Forex for the use of a semisubmersible drilling rig in the Gulf. Tatham Offshore has agreed not to sell less than 100% of its interest in Tatham Offshore Development pending the exercise by DeepTech of one of its options.

NOTE 11 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

Oil and gas reserves

The following table represents the Company's net interest in estimated quantities of developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities at fiscal year end 1997, 1996 and 1995. Estimates of the Company's reserves at June 30, 1997, 1996 and 1995 have been made by the independent engineering consulting firm, Ryder Scott Company Petroleum Engineers. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

Estimates of reserve quantities are based on sound geological and engineering principles, but, by their very nature, are still estimates that are subject to substantial upward or downward revision as additional information regarding producing fields and technology becomes available.

                                                                      Oil/Condensate       Natural gas
                                                                        (barrels)             (MCF)
                                                                    ----------------   -------------------
                                                                               (In thousands)
Proved reserves -- June 30, 1994                                              13,351              99,300
     Revisions of previous estimates                                               3              (7,146)
     Extensions, discoveries and other additions                               1,767               1,117
     Production                                                                 (333)             (1,505)
     Sales of reserves in place                                               (2,733)            (50,156)
                                                                     ---------------    ----------------
Proved reserves - June 30, 1995                                               12,055              41,610
     Revisions of previous estimates                                            (168)             (3,902)
     Purchase of reserves in place                                               --               17,160
     Extensions, discoveries and other additions                                 398               8,427
     Production                                                                 (418)             (1,035)
                                                                     ---------------    ----------------
Proved reserves -- June 30, 1996                                              11,867              62,260
     Revisions of previous estimates                                         (11,608)            (43,328)
     Purchase of reserves in place                                               --                 --
     Extensions, discoveries and other additions                                  36                 540
     Production                                                                 (170)             (7,180)
                                                                     ---------------    ----------------
Proved reserves -- June 30, 1997                                                 125              12,292
                                                                     ===============    ================

Proved developed reserves -- June 30, 1995                                     3,661              13,930
                                                                     ===============    ================
Proved developed reserves -- June 30, 1996                                     3,388              35,274
                                                                     ===============    ================
Proved developed reserves -- June 30, 1997                                       125              12,292
                                                                     ===============    ================

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenue therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices, future operating costs and future plugging and abandonment costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different sites, may vary substantially. The meaningfulness of such estimates is highly dependent upon the assumptions upon which they are based.

Furthermore, Tatham Offshore's wells have only been producing for a short period of time and, accordingly, estimates of future production are based on this limited history. Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. A significant portion of Tatham Offshore's reserves is based upon volumetric calculations.

Future net cash flows

The standardized measure of discounted future net cash flows relating to the Company's proved oil and gas reserves is calculated and presented in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Accordingly, future cash inflows were determined by applying year-end oil and gas prices to the Company's estimated share of future production from proved oil and gas reserves. The average prices utilized in the calculation of the standardized measure of discounted future net cash flows at June 30, 1997 were $17.20 per barrel of oil and $2.39 per MCF of gas. Future production and development costs were computed by applying year-end costs to future years. Future income taxes were derived by applying year-end statutory tax rates to the estimated net future cash flows taking into consideration the Company's NOL carryforwards. A prescribed 10% discount factor was applied to the future net cash flows.

In the Company's opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for the Company's proved oil and gas reserves is not representative of the reserve value. The standardized measure is intended only to assist financial statement users in making comparisons between companies.

                                                                            June 30,
                                                          -----------------------------------------------
                                                             1997             1996              1995
                                                                          (In thousands)
Future cash inflows                                       $     31,512     $    383,130      $    275,415
Future production costs                                         16,750          128,195           100,638
Future development costs                                         2,096           89,024            88,801
Future income tax expenses                                        --             14,882               --
                                                          ------------     ------------      -----------
Future net cash flows                                           12,666          151,029            85,976
Annual discount at 10% rate                                      1,623           47,346            37,993
                                                          ------------     ------------      ------------
Standardized measure of discounted future
     net cash flows                                       $     11,043     $    103,683      $     47,983
                                                          ============     ============      ============

                                                                            June 30, 1997
                                                          -----------------------------------------------
                                                            Proved          Proved
                                                           Developed       Undeveloped           Total
                                                          ------------     -----------       ------------
                                                                          (In thousands)
Undiscounted estimated future net cash flows
     from proved reserves before income taxes             $     12,666     $        --       $     12,666
                                                          ============     ============      ============
Present value of future net cash flows from
     proved reserves before income taxes,
     discounted at 10%                                    $     11,043     $        --       $     11,043
                                                          ============     ============      ============

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following are the principal sources of change in the standardized measure (in thousands):

                                                          1997           1996           1995
                                                       ---------      ---------      ----------
Beginning of year                                      $ 103,683      $  47,983      $ 107,665
     Sales and transfers of oil and gas produced,
         net of production costs                         (13,771)        (8,678)        (3,156)
     Net changes in prices and production costs          (52,887)        38,730        (32,805)
     Extensions, discoveries and improved
         recovery, less related costs                        627          3,746          1,227
     Changes in estimated future development costs        70,198          5,764        (10,909)
     Previously estimated development costs
         incurred during the year                          2,976          1,987         13,000
     Revisions of previous quantity estimates            (78,596)        (3,198)        (6,917)
     Purchase of reserves in place                            --         18,200             --
     Sales of reserves in place                               --             --        (25,298)
     Net change in income taxes                            5,330         (5,330)        18,410
     Accretion of discount                                10,901          4,798         12,607
     Changes in production rates, timing and other       (37,418)          (319)       (25,841)
                                                       ---------      ---------      ---------
End of year(1)                                         $  11,043      $ 103,683      $  47,983
                                                       =========      =========      =========

---------------
(1) The standardized measure calculations at June 30, 1995 exclude the Company's obligations to pay demand charges to an affiliate relative to its Ewing Bank and Ship Shoal properties. These demand charges were prepaid in full during the year ended June 30, 1996. See Note 3.

                                EXHIBIT INDEX


                10.22* Fourth Amendment to First Amended and Restated Management Agreement Between DeepTech International Inc. and Tatham Offshore, Inc. dated as of May 1, 1997.

                21.1*       List of Subsidiaries of Tatham Offshore, Inc.

                23.1*       Consent of Independent Accountants, Price Waterhouse
                            LLP.

                23.2* Consent of Ryder Scott Company Petroleum Engineers, Independent Petroleum Engineers.

                24.1 Power of Attorney (included on the signature pages on this Annual Report on Form 10-K).

                27*         Financial Schedule Data
---------------
   *  Filed herewith