Form 10-Q
period 1997-09-30
TATHAM OFFSHORE INC
filed 1997-11-14
CIK 913358

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     AS OF NOVEMBER 10, 1997, THERE WERE OUTSTANDING 27,755,727 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.


===============================================================================

                    TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS



                                                                                                PAGE
                                                                                                ----
PART I.   FINANCIAL INFORMATION...................................................................3

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of September 30, 1997
       (unaudited) and June 30, 1997..............................................................3
     Unaudited Consolidated Statement of Operations for
        the Three Months Ended September 30, 1997 and 1996, respectively..........................4
     Unaudited Consolidated Statement of Cash Flows for
        the Three Months Ended September 30, 1997 and 1996........................................5
     Consolidated Statement of Stockholders' Equity
        (Deficit) for the Three Months Ended September 30, 1997 (unaudited).......................6
     Notes to Consolidated Financial Statements...................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................11

PART II.   OTHER INFORMATION.....................................................................15

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES ......................................................................................16

                        PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                    TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   September 30,     June 30,
                                                                       1997            1997
                                                                    (unaudited)
                     ASSETS
Current assets:
    Cash and cash equivalents                                        $   7,979      $   7,887
    Accounts receivable from joint venture partners                        151            201
    Receivable from affiliates                                           1,320          1,350
                                                                     ---------      ---------
       Total current assets                                              9,450          9,438
                                                                     ---------      ---------

Oil and gas properties:
    Oil and gas properties, at cost, using
     successful efforts method                                          81,396         81,081
    Less - accumulated depreciation, depletion,
     amortization and impairment                                        51,727         50,329
                                                                     ---------      ---------
       Oil and gas properties, net                                      29,669         30,752
                                                                     ---------      ---------

Deferred costs                                                           4,731          1,317
                                                                     ---------      ---------

       Total assets                                                  $  43,850      $  41,507
                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued liabilities                         $   3,896      $   1,385
    Accounts payable to affiliates                                         456            155
                                                                     ---------      ---------
       Total current liabilities                                         4,352          1,540
Obligation under option agreement                                       61,709             --
Long-term debt to affiliate                                                 --         60,000
Other noncurrent liabilities                                             7,750          7,663
                                                                     ---------      ---------
                                                                        73,811         69,203
                                                                     ---------      ---------
Stockholders' equity (deficit) (Note 3):
    Preferred stock, $0.01 par value, 110,000,000 shares
      authorized as of September 30, 1997 and June 30, 1997,
      24,343,931 shares issued and outstanding
      at September 30, 1997 and June 30, 1997                              243            243
    Common stock, $0.01 par value, 250,000,000 shares authorized as of September 30, 1997 and June 30, 1997, 27,655,727
      shares and 27,355,727 shares issued and outstanding
      at September 30, 1997 and June 30, 1997, respectively                277            274
    Additional paid-in capital                                          84,391         84,225
    Accumulated deficit                                               (114,872)      (112,438)
                                                                     ---------      ---------
                                                                       (29,961)       (27,696)
                                                                     ---------      ---------
       Total liabilities and stockholders' equity (deficit)          $  43,850      $  41,507
                                                                     =========      =========


    The accompanying notes are an integral part of this financial statement.

                    TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         Three Months
                                                      Ended September 30,
                                                     --------------------
                                                       1997         1996
Revenue:
   Oil and gas sales                                 $ 3,785      $ 4,500
                                                     -------      -------
Costs and expenses:
   Production and operating expenses                   1,669        1,947
   Exploration expenses                                   25          116
   Depreciation, depletion and amortization            1,485          956
   Management fee and general and administrative
    expenses allocated from affiliate                  1,057          726
   General and administrative expenses                   375          486
                                                     -------      -------
                                                       4,611        4,231
                                                     -------      -------

Operating (loss) income                                 (826)         269
Interest income                                          102          154
Interest expense - affiliate                          (1,710)      (2,117)
                                                     -------      -------

Net loss                                              (2,434)      (1,694)
Preferred stock dividends                               (984)        (997)
                                                     -------      -------

Net loss available to common shareholders            $(3,418)     $(2,691)
                                                     =======      =======
Net loss per common share                            $ (0.12)     $ (0.10)
                                                     =======      =======



    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        Three Months
                                                                     Ended September 30,
                                                                   ----------------------
                                                                     1997          1996
Cash flows from operating activities:
    Net loss                                                       $ (2,434)     $ (1,694)
     Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
       Depreciation, depletion and amortization                       1,485           956
       Costs and expenses settled by issuance of common stock           169            --
       Noncash interest expense related to option agreement           1,709            --
       Other                                                             --           549
       Changes in operating working capital:
         Decrease in accounts receivable from joint
          venture partners                                               50           383
         Decrease (increase) in receivable from affiliates               30           (30)
         Decrease in prepaid expenses                                    --            29
         Increase (decrease) in accounts payable and accrued
          liabilities                                                 2,511          (348)
         Increase (decrease) in accounts payable to affiliates          301        (2,692)
                                                                   --------      --------
           Net cash provided by (used in) operating activities        3,821        (2,847)
                                                                   --------      --------

Cash flows from investing activities:
    Additions to oil and gas properties                                (315)       (2,273)
    Deferred costs                                                   (3,414)           --
                                                                   --------      --------
           Net cash used in investing activities                     (3,729)       (2,273)
                                                                   --------      --------

Cash flows from financing activities:
    Proceeds from issuance of Series A Preferred Stock                   --        12,242
                                                                   --------      --------
           Net cash provided by financing activities                     --        12,242
                                                                   --------      --------

Net increase in cash and cash equivalents                                92         7,122
Cash and cash equivalents at beginning of year                        7,887         4,764
                                                                   --------      --------
Cash and cash equivalents at end of period                         $  7,979      $ 11,886
                                                                   ========      ========


Cash paid for interest                                             $     --      $  1,836

    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)





                                     Preferred Stock            Common Stock
                                -----------------------   -----------------------    Additional
                                 Number of                 Number of                  paid-in    Accumulated
                                  Shares     Par Value      Shares      Par Value     capital      deficit        Total
                                ----------   ----------   ----------    ---------    ----------   ----------   ----------
Balance, June 30, 1997              24,344   $      243       27,356    $     274    $   84,225   $ (112,438)  $  (27,696)

Issuance of common stock
    (unaudited)                        --           --           300            3           166          --           169

Net loss for the three months
    ended September 30, 1997
    (unaudited)                        --           --           --           --           --         (2,434)      (2,434)
                                ----------   ----------   ----------    ---------    ----------   ----------   ----------

Balance, September 30, 1997
    (unaudited)                     24,344   $      243       27,656    $     277    $   84,391   $ (114,872)  $  (29,961)
                                ==========   ==========   ==========    =========    ==========   ==========   ==========



    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Tatham Offshore, Inc. ("Tatham Offshore"), a Delaware corporation, is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf") and offshore eastern Canada, and in the development of offshore pipeline infrastructure offshore eastern Canada. Tatham Offshore is an approximately 36%-owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company, which, through its affiliates, is engaged in offshore contract drilling services and the acquisition, development, production, processing, gathering, transportation and marketing of, and the exploration for, oil and gas located offshore in the Gulf and offshore eastern Canada.

Tatham Offshore Canada Limited, a wholly-owned subsidiary of Tatham Offshore, pursues certain opportunities offshore eastern Canada and is the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic"). North Atlantic is the sponsor of a proposal to construct a substantial natural gas pipeline offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States.

In 1996, Tatham Offshore formed a wholly-owned subsidiary, Tatham Offshore Development Company, Inc. ("Tatham Offshore Development"), a Delaware corporation, to hold certain of Tatham Offshore's oil and gas leases.

The accompanying consolidated financial statements include the accounts of Tatham Offshore and those 50% or more owned subsidiaries controlled by Tatham Offshore (collectively referred to as the "Company").

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the period covered by such statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

NOTE 2 - RELATED PARTY TRANSACTIONS:

Management Agreement

The management agreement between Tatham Offshore and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to the Company. Effective July 1, 1997, the management agreement was amended to provide for an annual management fee of 26% of DeepTech's overhead expenses. During the three months ended September 30, 1997, DeepTech charged Tatham Offshore $1.1 million under this agreement.

Notes Payable to DeepTech

As of June 30, 1997, Tatham Offshore had $60.0 million aggregate principal amount of Subordinated Convertible Promissory Notes (the "Subordinated Notes") outstanding, all of which were held by DeepTech.

In September 1997, DeepTech and Tatham Offshore entered into an option agreement to restructure the Subordinated Notes (the "Restructuring Option Agreement"). Under the Restructuring Option Agreement, DeepTech agreed to forgive the next two scheduled interest payments under the Subordinated Notes, a total of $3.9 million. In exchange, DeepTech received several options from Tatham Offshore and agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Tatham Offshore common stock at the market price at the time the option is exercised;
(ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation value of $60 million, the proceeds from which would be used to prepay the Tatham Offshore Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of Tatham Offshore Development for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech is required to select one of the above restructuring transactions on or before December 31, 1997.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

Tatham Offshore Development holds the leasehold interests in Ewing Bank Blocks 958, 959, 1002 and 1003, collectively, the Sunday Silence Project. Under the Restructuring Option Agreement, Tatham Offshore has the right to pursue the sale, farmout or other disposition of the Sunday Silence Project during the option period. In the event that Tatham Offshore enters into a sales agreement for 100% of Tatham Offshore Development or the Sunday Silence Project prior to the expiration of the option period, DeepTech has the further option to receive 50% of the cash proceeds from such transaction as a prepayment of the Subordinated Notes. If DeepTech elects this option, DeepTech has agreed to convert the remaining principal amount of the Subordinated Notes into common stock of Tatham Offshore at the market price. For purposes of determining the market price of Tatham Offshore's common stock under this agreement, the parties have agreed that the market price shall be the average of the closing prices for the ten trading days immediately preceding the exercise of the option. DeepTech's option to acquire Tatham Offshore Development also includes all of Tatham Offshore's interest in the Drilling Arrangement discussed in Note
5. Tatham Offshore agreed not to sell less than 100% of its interest in Tatham Offshore Development pending the exercise by DeepTech of one of its options.

As a result of the terms of the Restructuring Option Agreement, the Subordinated Notes and the related interest payable of $1.7 million accumulated from July 1, 1997 through September 18, 1997, the date on which the DeepTech Board of Directors approved the Restructuring Option Agreement, are included in obligation under option agreement on the accompanying consolidated balance sheet at September 30, 1997.

NOTE 3 - STOCKHOLDERS' EQUITY:

The following table summarizes Tatham Offshore's outstanding equity as of September 30, 1997:

                                                                                                             Conversion/
                                      Shares               Liquidation         Dividend       Dividends       Exchange
        Equity                     Outstanding             Preference            Rate        In Arrears       Features
Senior Preferred Stock (a)               7,500          $1,000 per share              9%    $ 1,125,000         (e)

Series A Preferred Stock (b)        17,932,513           $1.50 per share             12%    $ 4,035,000        (f)(g)

Series B Preferred Stock                74,379           $1.00 per share              8%    $     6,000        (f)(g)

Series C Preferred Stock (c)         1,338,162           $0.50 per share              4%    $    20,000        (f)(g)

Mandatory Redeemable
    Preferred Stock (d)              4,991,377           $0.50 per share           --       $      --          (g)(h)

Common Stock                        27,655,727                 --                  --       $      --            --

---------------
   (a) Each share of the Senior Preferred Stock is senior to all other classes of Tatham Offshore preferred and common stock in the case of liquidation, dissolution or winding up of Tatham Offshore. Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), an affiliate of the Company, holds all outstanding shares.
   (b) DeepFlex Production Services, Inc. ("DeepFlex Services"), an affiliate of Tatham Offshore, holds 4,670,957 shares of the outstanding Series A Preferred Stock.
   (c) DeepFlex Services holds 1,016,957 shares of the outstanding Series C Preferred Stock.
   (d) DeepFlex Services holds 4,312,086 shares of the outstanding Mandatory Redeemable Preferred Stock.
   (e) The Partnership has made an irrevocable offer to the Company to sell all or any portion of the Senior Preferred Stock to the Company or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. In the event the Company does not purchase the Senior Preferred Stock on or before September 30, 1998, then for a period of 90 days thereafter it shall be convertible into Series A Preferred Stock. The conversion ratio shall be equal to (i) the liquidation preference amount plus accumulated unpaid dividends divided by (ii) the arithmetic average of closing prices for the 20 trading days following October 1, 1998 of the Series A Preferred Stock.
   (f) At any time until December 31, 1998, each share may be exchanged for four Exchange Warrants, each of which entitles the holder thereof to purchase one share of Tatham Offshore common stock at $0.653 per share. The Exchange Warrants expire on July 1, 1999. Alternatively, at any time, the holder of any shares may convert the liquidation value and accrued and unpaid dividends into shares of Tatham Offshore common stock at $0.653 per share. Through September 30, 1997, a total of 784,517 shares of Series A Preferred Stock had been converted into 1,855,407 shares of Tatham Offshore common stock.
   (g) On or after July 1, 1997, redeemable at the option of the Company.
   (h) The Company is required to redeem at a redemption price of $0.50 per share if the Company redeems any shares of Series A, B or C Preferred Stock. The Company is also required to redeem at a redemption price of $0.50 per share from net proceeds from the sale of Tatham Offshore common stock pursuant to the exercise of Exchange Warrants, subject to certain conditions.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE:

Primary earnings (loss) per share is computed by dividing common equity in net income (loss) by the weighted average number of shares and common stock equivalents outstanding during the period. The weighted average number of shares outstanding for purposes of computing primary earnings (loss) per share were 27,407,901 shares and 25,927,636 shares for the three months ended September 30, 1997 and 1996, respectively.

SFAS No. 128, "Earnings per Share", was issued in February 1997. SFAS No. 128 establishes new guidelines for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Pro forma basic net loss per share for the Company is equal to the primary loss per share for the three months ended September 30, 1997 and 1996 as presented on the accompanying consolidated statement of operations.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

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

Under the terms of the Drilling Arrangement, the Company has committed to pay Sedco Forex a drilling rate of $70,000 per day for the initial well. As security for its obligations under the Drilling Arrangement, the Company will be required to post an irrevocable letter of credit or cash collateral of $6.3 million, which amount is equal to the aggregate operating dayrate for the initial contract well. If the Company elects to extend the Drilling Arrangement, the dayrate for the three well extension option would be $75,000 per day. If the Company elects to extend the Drilling Arrangement under the one-year options, the dayrate for the initial year would be $75,000 per day. The dayrate for the second year under this option would be based on prevailing market rates. Under either of the extension options, the Company and Sedco Forex must agree upon additional security for the extension period. During the term of the Drilling Arrangement, the Company has the right to subcontract the rig to other operators and receive the difference between the subcontract rate and the above agreed upon rates, if any, subject to a fee of 10% of the difference payable to Sedco Forex. In order to obtain the dayrates outlined above, the Company must exercise its option to drill the initial well by the later of (i) 180 days after June 30, 1997 or (ii) 30 days after the completion of a well that Sedco Forex has committed to drill for a third party. If the Company initiates the Drilling Arrangement after the end of the option period, all drilling dayrates will be at prevailing market rates. The Company has agreed to fund the capital requirements necessary to upgrade and modify a drilling rig to drill in water depths of 1,500 feet if it wishes to utilize the rig in water depths greater than its current water depth rating. Tatham Offshore estimates that the capital costs required for the upgrade would total approximately $22 million.

The Company has a second option under the Drilling Arrangement to utilize a rig offshore eastern Canada for the drilling of one well, at the existing contract rate, following the completion of drilling activity for a third party.

The Nasdaq National Market

On October 7, 1997, Tatham Offshore received notification from The Nasdaq Stock Market, Inc. ("Nasdaq") that because the Company had reported losses from operations and/or net losses in three of the past four fiscal years and had a net tangible asset value of less than $4.0 million as of June 30, 1997, Tatham Offshore no longer met the listing requirements for continued inclusion on The Nasdaq National Market. On October 20, 1997, Tatham Offshore responded to Nasdaq's notification by detailing the pro forma effect of each of the three options under the Restructuring Option Agreement with DeepTech. Under each option, the Company's pro forma net tangible asset

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

value is in excess of $4.0 million as of December 31, 1997, the date on which DeepTech must exercise one of the three options. However, on November 6, 1997, Tatham Offshore received notification from Nasdaq that its securities were scheduled to be removed from The Nasdaq National Market effective with the opening of business on November 13, 1997. On November 10, 1997, Tatham Offshore filed a request for an oral hearing with Nasdaq which allows Tatham Offshore to maintain its listing on The Nasdaq National Market pending the outcome of the hearing. In the event Nasdaq delists Tatham Offshore's common stock, the holders thereof could suffer a decrease in marketability of their shares and the liquidity of their investment in Tatham Offshore's common stock and its preferred stocks which are convertible into common stock, which may have a material adverse effect on the market value of Tatham Offshore's common stock.

On October 22, 1997, Tatham Offshore received a notification from Nasdaq that because Tatham Offshore failed to maintain a closing bid price greater than or equal to $1.00 per share of its common stock for the last ten consecutive trade dates, Tatham Offshore no longer met the listing requirements for continued inclusion on The Nasdaq National Market. On November 13, 1997, the shareholders of Tatham Offshore approved the Board of Directors to effect a reverse stock split of up to ten-for-one which, when and if effected, should allow the bid price of Tatham Offshore's common stock to be in excess of the Nasdaq minimum price requirement.

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

The Company anticipates substantial future capital expenditures associated with the full development of its oil and gas properties and the North Atlantic pipeline project. Realization of the full potential of the Company's properties and the North Atlantic pipeline project is dependent upon the ability to obtain sufficient additional capital or project financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this quarterly report and is intended to assist in the understanding of the Company's financial condition and results of operations for the three months ended September 30, 1997.

GENERAL

Tatham Offshore is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily in the flextrend and deepwater areas of the Gulf and offshore eastern Canada, and in the development of offshore pipeline infrastructure offshore eastern Canada.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenue from oil and gas sales totaled $3.8 million for the three months ended September 30, 1997 as compared with $4.5 million for the three months ended September 30, 1996. During the three months ended September 30, 1997, the Company sold 1,539 million cubic feet ("MMcf") of gas and 8,855 barrels of oil at average prices of $2.36 per thousand cubic feet ("Mcf") and $17.54 per barrel, respectively. During the same period in 1996, the Company sold 1,475 MMcf of gas and 60,640 barrels of oil at average prices of $2.15 per Mcf and $21.87 per barrel, respectively. The decrease in oil and gas sales is primarily a result of no oil and gas production from the Company's Ewing Bank 914 #2 well which was shut-in in May 1997 and lower oil prices partially offset by increased oil and gas production from the Company's Viosca Knoll Block 817 and higher gas prices.

Production and operating expenses for the three months ended September 30, 1997 totaled $1.7 million as compared with $1.9 million for the same period in 1996. The decrease of $0.2 million is primarily comprised of a net decrease of $0.8 million in the cost of transportation services and production, operating and workover expenses offset by an increase of $0.6 million related to a production payment equal to 25% of the net operating cash flow from the Company's working interest in the Viosca Knoll Block 817.

Exploration expenses for the three months ended September 30, 1997 totaled $25,000 as compared with $0.1 million for the three months ended September 30, 1996. Exploration expenses primarily included delay rentals and minimum royalties.

Depreciation, depletion and amortization totaled $1.5 million for the three months ended September 30, 1997 as compared with $1.0 million for the three months ended September 30, 1996. The increase is primarily attributable to the initiation of production from the first well at Viosca Knoll Block 817 in December 1995 and from an additional seven wells during 1996.

General and administrative expenses, including the management fee allocated from DeepTech, for the three months ended September 30, 1997 totaled $1.4 million as compared with $1.2 million for the same period in 1996. The increase reflected an increase in staff and overhead expenses allocated to the Company under its management agreement with DeepTech of $0.3 million offset by a decrease in direct general and administrative expenses of $0.1 million. Tatham Offshore amended its management agreement with DeepTech effective July 1, 1997 to provide for a 26% overhead allocation as compared to a 24% overhead allocation during the three months ended September 30, 1996.

Operating loss for the three months ended September 30, 1997 was $0.8 million as compared with operating income of $0.3 million for the three months ended September 30, 1996. The change in operating income was due to the items discussed above.

Interest income for the three months ended September 30, 1997 totaled $0.1 million as compared with $0.2 million for the same period in 1996 and included interest income from available cash.

Interest expense for the three months ended September 30, 1997 totaled $1.7 million as compared with $2.1 million for the three months ended September 30, 1996 and primarily relates to interest under the Subordinated Notes. See Item
1. "Consolidated Financial Statements -- Note 2 -- Related Party Transactions -- Notes Payable to DeepTech."

After taking into account $1.0 million of preferred stock dividends in arrears, the Company's net loss available to common shareholders for the three months ended September 30, 1997 was $3.4 million, or $0.12 per share, as compared with net loss available to common shareholders for the three months ended September 30, 1996 of $2.7 million, or $0.10 per share, after taking into account $1.0 million of preferred stock dividends in arrears.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Company intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand and cash generated from continuing operations. At September 30, 1997, the Company had $8.0 million of cash and cash equivalents. However, as described below, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements (such as drilling and development commitments) to develop its current inventory of properties and prospects to allow the Company to generate operating cash flow to fund on-going activities and operations.

Cash from continuing operations is derived primarily from production from the Company's working interest in Viosca Knoll Block 817 which is currently producing a total of approximately 70 MMcf of gas and 170 barrels of oil per day. The Company's current 25% working interest in the Viosca Knoll Block 817 is subject to a production payment equal to 25% of the net operating cash flow from such working interest. For the three months ended September 30, 1997, the Company's net revenue from this property was reduced by $0.6 million of production payment obligations.

Tatham Offshore also has producing wells at its West Delta Block 35 which contribute to cash from continuing operations. The Company owns a 38% working interest in West Delta Block 35 which is currently producing at a rate of approximately 6 MMcf of gas and 70 barrels of oil per day.

The Company anticipates that declining revenue from currently producing properties will need to be replaced by revenue from production from the Sunday Silence Project, the North Atlantic pipeline project or from other sources.

Uses of Cash. The Company's primary uses of cash consist of (i) expenses associated with operating its producing properties, including its leasehold abandonment liabilities, (ii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests, including its obligations under the Drilling Arrangement, (iii) platform access fees and processing and commodity charges payable to the Partnership, (iv) payments due under the management agreement with DeepTech and (v) expenditures related to the North Atlantic pipeline project currently being proposed.

Tatham Offshore is obligated to pay to the Partnership commodity charges, based on the volume of oil and gas transported or processed, under certain transportation agreements. The Company is also obligated to pay to the Partnership $1.6 million in platform access fees annually relative to its 25% working interest in its Viosca Knoll Block 817.

The management fee agreement between Tatham Offshore and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. Effective July 1, 1997, the management agreement was amended to provide for an annual management fee of 26% of DeepTech's overhead expenses. For the three months ended September 30, 1997, DeepTech charged Tatham Offshore $1.1 million in management fees pursuant to this agreement.

North Atlantic is the sponsor of a proposal to build a major natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. As of September 30, 1997, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic, has incurred $4.7 million of pre-developmental costs in connection with such project. The Company anticipates that pre-developmental costs associated with the North Atlantic pipeline project could ultimately reach approximately $10 million by the spring of 1998 and the ultimate capital costs of the project, if approved, could reach $3.0 billion to $3.5 billion. During October 1997, North Atlantic filed applications with the Federal Energy Regulatory Commission and its Canadian counterpart, the National Energy Board, for approval of its proposed subsea pipeline. Action by the Canadian and United States regulatory authorities on North Atlantic's pipeline proposal is expected to occur by mid 1998.

Liquidity Outlook. In order to improve liquidity and partially address its capital requirements, Tatham Offshore entered into the Restructuring Option Agreement with DeepTech in September 1997.

Under the Restructuring Option Agreement, DeepTech agreed to forgive the next two scheduled interest payments under the Subordinated Notes, a total of $3.9 million. In exchange, DeepTech received several options from Tatham Offshore and agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Common Stock at the market price at the time the option is exercised; (ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation preference value of $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of Tatham Offshore Development for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech is required to select one of the above restructuring transactions on or before December 31, 1997. As a result, the Company will no longer be obligated to make interest or principal payments under the Subordinated Notes. As a result of entering into the Restructuring Option Agreement with DeepTech, the Company reclassified its $60 million of Subordinated Notes and the related interest payable of $1.7 million to "obligation under option agreement" on its consolidated balance sheet at September 30, 1997, pending DeepTech's exercise of one of its options described above. Additionally, the Company believes that by consummating one of the above restructuring transactions that it will be able to continue to maintain its listing on The Nasdaq National Market.

Tatham Offshore Development holds the leasehold interests in the Sunday Silence Project. Under the Restructuring Option Agreement, Tatham Offshore has the right to pursue the sale, farmout or other disposition of the Sunday Silence Project during the option period. In the event that Tatham Offshore enters into a sales agreement for 100% of Tatham Offshore Development or the Sunday Silence Project prior to the expiration of the option period, DeepTech has the further option to receive 50% of the cash proceeds from such transaction as a prepayment of the Subordinated Notes. If DeepTech elects this option, DeepTech has agreed to convert the remaining principal amount of the Subordinated Notes into Common Stock at the market price. For purposes of determining the market price of Common Stock under this agreement, the parties have agreed that the market price shall be the average of the closing prices for the ten trading days immediately preceding the exercise of the option. DeepTech's option to acquire Tatham Offshore Development also includes all of Tatham Offshore's interest in the Drilling Arrangement with Sedco Forex for the use of a semisubmersible drilling rig in the Gulf. Tatham Offshore agreed not to sell less than 100% of its interest in Tatham Offshore Development pending the exercise by DeepTech of one of its options.

In September 1996, in order to assure the availability of a drilling rig for use on the Sunday Silence Project, Tatham Offshore entered into the Drilling Arrangement with Sedco Forex to provide Tatham Offshore with the use of a semisubmersible drilling rig capable of drilling in water depths of up to 1,500 feet. The Drilling Arrangement will become effective upon the mobilization of the rig to Tatham Offshore's initial drilling location. Once effective, the Drilling Arrangement will last for 90 days or, if sooner, the date on which Tatham Offshore completes its initial drilling operations and the rig is mobilized to another location. After the initial well, Tatham Offshore may, at its option, extend the Drilling Arrangement through three successive one well options or two successive one year terms. See Item 1. "Consolidated Financial Statements -- Note 5 -- Commitments and Contingencies -- Drilling Arrangement."

The Company currently intends to fund its immediate cash requirements with cash on hand and cash from continuing operations. The Company generated approximately $0.7 million in positive operating cash flow for the three months ended September 30, 1997. Tatham Offshore does not anticipate generating significant positive operating cash flow prior to the first to occur of (i) the completion of the initial phase of the pipeline proposed by North Atlantic or
(ii) the initial production from its Sunday Silence Project.

The ability of the Company to satisfy its future capital needs will depend upon its ability to raise additional capital and to successfully implement its business strategy, particularly its ability to obtain regulatory approval and financing for its North Atlantic pipeline project and initiate production from the Sunday Silence Project. Tatham Offshore anticipates that the new pipeline will be constructed and owned by a consortium of Canadian and United States companies once regulatory approval is obtained. In addition, the Company believes that since the royalty abatement has been granted, the resulting improved economics for the Sunday Silence Project should be sufficient to obtain development financing or an industry farmout arrangement. There can be no assurance, however, that Tatham Offshore will be able to obtain regulatory approval, joint venture partners or adequate financing for these projects.

Tatham Offshore has never declared or paid dividends on its common or preferred stock. Tatham Offshore expects to retain all available earnings generated by its operations for the growth and development of its business.

On October 7, 1997, Tatham Offshore received notification from Nasdaq that because the Company had reported losses from operations and/or net losses in three of the past four fiscal years and had a net tangible asset value of less than $4.0 million as of June 30, 1997, Tatham Offshore no longer met the listing requirements for continued inclusion on The Nasdaq National Market. On October 20, 1997, Tatham Offshore responded to Nasdaq's notification by detailing the pro forma effect of each of the three options under the Restructuring Option Agreement with DeepTech. Under each option, the Company's pro forma net tangible asset value is in excess of $4.0 million as of December 31, 1997, the date on which DeepTech must exercise one of the three options. However, on November 6, 1997, Tatham Offshore received notification from Nasdaq that its securities were scheduled to be removed from The Nasdaq National Market effective with the opening of business on November 13, 1997. On November 10, 1997, Tatham Offshore filed a request for an oral hearing with Nasdaq which allows Tatham Offshore to maintain its listing on The Nasdaq National Market pending the outcome of the hearing. In the event Nasdaq delists Tatham Offshore's common stock, the holders thereof could suffer a decrease in marketability of their shares and the liquidity of their investment in Tatham Offshore's common stock and its preferred stocks which are convertible into common stock, which may have a material adverse effect on the market value of Tatham Offshore's common stock.

On October 22, 1997, Tatham Offshore received a notification from Nasdaq that because Tatham Offshore failed to maintain a closing bid price greater than or equal to $1.00 per share of its common stock for the last ten consecutive trade dates, Tatham Offshore no longer met the listing requirements for continued inclusion on The Nasdaq National Market. On November 13, 1997, the shareholders of Tatham Offshore approved the Board of Directors to effect a reverse stock split of up to ten-for-one which, when and if effected, should allow the bid price of Tatham Offshore's common stock to be in excess of the Nasdaq minimum price requirement.

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

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Fifth Amendment to First Amended and Restated Management Agreement Between DeepTech
                           International Inc. and Tatham Offshore, Inc.

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 21, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TATHAM OFFSHORE, INC.


Date:  November 14, 1997         By: /s/ E. LYNN HILL
                                     ------------------------------------------
                                     E. Lynn Hill
                                     Chief Financial Officer
                                     (Signing on behalf of the Registrant and as
                                     Principal Financial Officer)

Date:  November 14, 1997         By: /s/ DENNIS A. KUNETKA
                                     ------------------------------------------
                                     Dennis A. Kunetka
                                     Senior Vice President - Corporate Finance
                                     (Signing on behalf of the Registrant and as
                                     Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                           Description
-------                          -----------
  10.1          Fifth Amendment to First Amended and Restated Management
                Agreement Between DeepTech International Inc. and Tatham
                Offshore, Inc.

  27            Financial Data Schedule