Form 10-Q
period 1997-12-31
TATHAM OFFSHORE INC
filed 1998-02-17
CIK 913358

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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


    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    As of February 13, 1998, there were outstanding 29,913,333 shares of common stock, par value $0.01 per share, of the Registrant.

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

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of December 31, 1997 (unaudited) and June 30, 1997.............3
     Unaudited Consolidated Statement of Operations for the Three and Six Months
        Ended December 31, 1997 and 1996, respectively............................................4
     Unaudited Consolidated Statement of Cash Flows for the Six Months
        Ended December 31, 1997 and 1996..........................................................5
     Consolidated Statement of Stockholders' Equity (Deficit) for the
        Six Months Ended December 31, 1997 (unaudited)............................................6
     Notes to Consolidated Financial Statements...................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................11

PART II.   OTHER INFORMATION.....................................................................16

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES ......................................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       December 31,         June 30,
                                                                           1997               1997
                                                                        (unaudited)
                     ASSETS
                     ------
Current assets:
    Cash and cash equivalents                                          $      2,919      $     7,887
    Accounts receivable from joint venture partners                             189              201
    Receivable from affiliates                                                  774            1,350
    Prepaid assets                                                              116              --
                                                                       ------------      -----------
       Total current assets                                                   3,998            9,438
                                                                       ------------      -----------

Oil and gas properties:
    Oil and gas properties, at cost, using
     successful efforts method                                               51,906           81,081
    Less - accumulated depreciation, depletion,
     amortization and impairment                                             23,366           50,329
                                                                       ------------      -----------
       Oil and gas properties, net                                           28,540           30,752
                                                                       ------------      -----------

Deferred costs                                                                8,963            1,317
                                                                       ------------      -----------
       Total assets                                                    $     41,501      $    41,507
                                                                       ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
    Accounts payable and accrued liabilities                           $      2,386      $     1,385
    Accounts payable to affiliates                                              198              155
                                                                       ------------      -----------
       Total current liabilities                                              2,584            1,540
Long-term debt to affiliate                                                     --            60,000
Other noncurrent liabilities                                                  7,150            7,663
                                                                       ------------      -----------
                                                                              9,734           69,203
                                                                       ------------      -----------
Stockholders' equity (deficit) (Note 3):
    Preferred stock, $0.01 par value, 110,000,000 shares
      authorized as of December 31, 1997 and June 30, 1997,
      24,335,255 shares and 24,343,931 shares issued and outstanding
      at December 31, 1997 and June 30, 1997, respectively                      243              243
    Common stock, $0.01 par value, 250,000,000 shares authorized as of December 31, 1997 and June 30, 1997, 29,464,532
      shares and 2,735,573 shares issued and outstanding
      at December 31, 1997 and June 30, 1997, respectively                      295              274
    Additional paid-in capital                                              146,177           84,225
    Accumulated deficit                                                    (114,948)        (112,438)
                                                                       ------------      -----------
                                                                             31,767          (27,696)
                                                                       ------------      -----------
       Total liabilities and stockholders' equity (deficit)            $     41,501      $    41,507
                                                                       ============      ===========

    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                            Three Months                    Six Months
                                                         Ended December 31,             Ended December 31,
                                                     ---------------------------    --------------------------
                                                         1997           1996           1997            1996
Revenue:
   Oil and gas sales                                 $     3,374     $     5,803    $     7,159    $    10,302
                                                     -----------     -----------    -----------    -----------

Costs and expenses:
   Production and operating expenses                       1,430           1,480          3,099          3,427
   Exploration expenses                                      --              212             25            328
   Depreciation, depletion and amortization                  554           1,185          2,039          2,140
   Management fee                                          1,039             825          2,095          1,551
   General and administrative expenses                       493             504            869            990
                                                     -----------     -----------    -----------    -----------
                                                           3,516           4,206          8,127          8,436
                                                     -----------     -----------    -----------    -----------

Operating (loss) income                                     (142)          1,597           (968)         1,866
Interest income                                               75              92            178            246
Interest expense - affiliate                                  (8)         (2,121)        (1,720)        (4,238)
                                                     -----------     -----------    -----------    -----------

Net loss                                                     (75)           (432)        (2,510)        (2,126)
Preferred stock dividends                                   (982)           (977)        (1,965)        (1,974)
                                                     -----------     -----------    -----------    -----------

Net loss available to common shareholders            $    (1,057)    $    (1,409)   $    (4,475)   $    (4,100)
                                                     ===========     ===========    ===========    ===========

Weighted average number of shares outstanding              7,128           2,652          4,934          2,622
                                                     ===========     ===========    ===========    ===========

Basic and diluted loss per common share (Note 4)     $     (0.15)    $     (0.53)    $    (0.91)   $     (1.56)
                                                     ===========     ===========    ===========    ===========

    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            Six Months
                                                                        Ended December 31,
                                                                ----------------------------------
                                                                     1997               1996
Cash flows from operating activities:
    Net loss                                                    $      (2,510)      $      (2,126)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
       Depreciation, depletion and amortization                         2,039               2,140
       Costs and expenses settled by issuance of common stock             263                  --
       Noncash interest expense related to conversion of debt
         into common stock                                              1,709                  --
       Other                                                               --               1,103
       Changes in operating working capital:
         Decrease in accounts receivable from joint
           venture partners                                                12                 467
         Decrease (increase) in receivable from affiliates                576              (1,504)
         (Increase) decrease in prepaid expenses                         (116)                 30
         Increase (decrease) in accounts payable and accrued
           liabilities                                                  1,001              (1,777)
         Increase (decrease) in accounts payable to affiliates             43              (2,481)
                                                                -------------       -------------
           Net cash provided by (used in) operating activities          3,017              (4,148)
                                                                -------------       -------------

Cash flows from investing activities:
    Additions to oil and gas properties                                  (339)             (2,812)
    Deferred costs                                                     (7,646)                --
                                                                --------------      ------------
           Net cash used in investing activities                       (7,985)             (2,812)
                                                                -------------       -------------

Cash flows from financing activities:
    Proceeds from issuance of Series A Preferred Stock                    --               12,242
    Proceeds from issuance of Series B Preferred Stock                    --                   74
    Proceeds from issuance of Series C Preferred Stock                    --                1,018
                                                                -------------       -------------
           Net cash provided by financing activities                      --               13,334
                                                                -------------       -------------

Net (decrease) increase in cash and cash equivalents                   (4,968)              6,374
Cash and cash equivalents at beginning of year                          7,887               4,764
                                                                -------------       -------------
Cash and cash equivalents at end of period                      $       2,919       $      11,138
                                                                =============       =============
Supplemental disclosures to the statement of cash flows - see Note 6.

    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)




                                       Preferred Stock            Common Stock
                                   ----------------------    ----------------------    Additional
                                   Number of                 Number of                  paid-in    Accumulated
                                    Shares      Par Value      Shares     Par Value     capital      deficit        Total
                                   ---------  -----------    ---------   ----------   -----------  -----------  -----------
 Balance, June 30, 1997              24,344   $      243       27,356    $     274    $   84,225   $ (112,438)  $  (27,696)

 Reverse stock split (unaudited)        --           --       (24,620)        (246)          246          --           --

 Conversion of debt into common
     stock (unaudited)                  --           --        26,667          266        61,443          --        61,709

 Issuance of common stock
     (unaudited)                        --           --            60            1           263          --           264

 Conversion of Series A Preferred
     Stock into common stock
     (unaudited)                         (9)         --             2          --           --            --           --

 Net loss for the six months
     ended December 31, 1997
     (unaudited)                        --           --           --           --           --         (2,510)      (2,510)
                                 ----------   ----------   ----------    ---------    ----------   ----------   ----------

 Balance, December 31, 1997
     (unaudited)                     24,335   $      243       29,465    $     295    $  146,177   $ (114,948)  $   31,767
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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Tatham Offshore, Inc. ("Tatham Offshore"), a Delaware corporation, is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf"). In addition, Tatham Offshore is currently pursuing energy related opportunities in eastern Canada, including the development of offshore pipeline infrastructure. Tatham Offshore is an approximately 94%-owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company, which, through its affiliates, is engaged in offshore contract drilling services and the acquisition, development, production, processing, gathering, transportation and marketing of, and the exploration for, oil and gas located offshore in the Gulf and offshore eastern Canada.

Tatham Offshore Canada Limited, a wholly-owned subsidiary of Tatham Offshore, pursues certain opportunities offshore eastern Canada and is the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic"). North Atlantic is the sponsor of a proposal to construct a natural gas pipeline offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States. Through December 31, 1997, Tatham Offshore Canada Limited has incurred approximately $9.0 million in pre-development costs associated with the North Atlantic project. Such costs include engineering, survey, legal, regulatory and other costs associated with the project.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the period covered by such statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. All number of shares of Tatham Offshore common stock and per share disclosures have been restated to reflect a ten-for-one common share reverse stock split approved by the Board of Directors of Tatham Offshore on November 13, 1997 for the shareholders of record as of the close of business on November 24, 1997. See Note 5.

NOTE 2 - RELATED PARTY TRANSACTIONS:

Management Agreement

The management agreement between Tatham Offshore and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to the Company. Effective July 1, 1997, the management agreement was amended to provide for an annual management fee of 26% of DeepTech's overhead expenses. During the six months ended December 31, 1997, DeepTech charged Tatham Offshore $2.1 million under this agreement.

Notes Payable to DeepTech

As of June 30, 1997, Tatham Offshore had $60.0 million aggregate principal amount of Subordinated Convertible Promissory Notes (the "Subordinated Notes") outstanding, all of which were held by DeepTech. Interest expense related to the Subordinated Notes totaled $1.7 million from July 1, 1997 through September 18, 1997, the date on which the DeepTech Board of Directors approved the Restructuring Agreement discussed below.

In September 1997, DeepTech and Tatham Offshore entered into an option agreement to restructure the Subordinated Notes (the "Restructuring Agreement"). Under the Restructuring Agreement, DeepTech agreed to forgive the next two scheduled

                    TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

interest payments under the Subordinated Notes. In exchange, DeepTech received three restructuring options from Tatham Offshore and agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Tatham Offshore common stock at the market price at the time the option is exercised; (ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation value of $60 million, the proceeds from which would be used to prepay the Tatham Offshore Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of Tatham Offshore Development for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech was required to select one of the above restructuring transactions on or before December 31, 1997.

On December 17, 1997, DeepTech's Board of Directors elected to exercise the common stock option under the Restructuring Agreement. Under this option, DeepTech converted the Subordinated Notes into 26,666,667 shares of Tatham Offshore common stock at a conversion rate of $2.25 per share, the average closing price of Tatham Offshore common stock for the ten trading days immediately preceding the exercise of the option. As a result of the conversion of the Subordinated Notes, Tatham Offshore eliminated all of its outstanding debt.

NOTE 3 - STOCKHOLDERS' EQUITY:

The following table summarizes Tatham Offshore's outstanding equity as of December 31, 1997:

                                                                                                            Conversion/
                                      Shares              Liquidation         Dividend       Dividends       Exchange
        Equity                       Outstanding          Preference            Rate        In Arrears       Features
Senior Preferred Stock (a)                7,500          $1,000 per share         9%        $ 1,293,750         (e)

Series A Preferred Stock (b)         17,923,837           $1.50 per share        12%        $ 4,839,436        (f)(g)

Series B Preferred Stock                 74,379           $1.00 per share         8%        $     7,438        (f)(g)

Series C Preferred Stock (c)          1,338,162           $0.50 per share         4%        $    26,763        (f)(g)

Mandatory Redeemable
    Preferred Stock (d)               4,991,377           $0.50 per share        --         $      --          (g)(h)

Common Stock (Note 5)                29,464,532                 --               --         $      --           --

----------------------
   (a) Each share of the Senior Preferred Stock is senior to all other classes of Tatham Offshore preferred and common stock in the case of liquidation, dissolution or winding up of Tatham Offshore. Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), an affiliate of the Company, holds all outstanding shares.
   (b) DeepFlex Production Services, Inc. ("DeepFlex Services"), a wholly-owned subsidiary of DeepTech, holds 4,670,957 shares of the outstanding Series A Preferred Stock.
   (c) DeepFlex Services holds 1,016,957 shares of the outstanding Series C Preferred Stock. (See discussion below.)
   (d) DeepFlex Services holds 4,312,086 shares of the outstanding Mandatory Redeemable Preferred Stock. (See discussion below.)
   (e) The Partnership has made an irrevocable offer to the Company to sell all or any portion of the Senior Preferred Stock to the Company or its designee at a price equal to $1,000 per share, plus interest thereon at 9% per annum less the sum of any dividends paid thereon. In the event the Company does not purchase the Senior Preferred Stock on or before September 30, 1998, then, for a period of 90 days thereafter, the Senior Preferred Stock shall be convertible into Series A Preferred Stock. The conversion ratio shall be equal to (i) the liquidation preference amount plus accumulated unpaid dividends divided by (ii) the arithmetic average of the closing prices for the 20 trading days following October 1, 1998 of the Series A Preferred Stock.
   (f) At any time until December 31, 1998, each share may be exchanged for 0.4 Exchange Warrants. Each full Exchange Warrant entitles the holder thereof to purchase one share of Tatham Offshore common stock at $6.53 per share. The Exchange Warrants expire on July 1, 1999. Alternatively, at any time, the holder of any shares may convert the liquidation value and accrued and unpaid dividends into shares of Tatham Offshore common stock at $6.53 per share. Through December 31, 1997, a total of 793,193 shares of Series A Preferred Stock had been converted into 187,833 shares of Tatham Offshore common stock.
   (g) Redeemable at the option of Tatham Offshore on or after July 1, 1997. (See discussion below.)
   (h) Tatham Offshore is required to redeem the shares at a redemption price of $0.50 per share if the Company redeems any shares of Series A, B or C Preferred Stock. Tatham Offshore is also required to redeem the shares at a redemption price of $0.50 per share from net proceeds from the sale of Tatham Offshore common stock pursuant to the exercise of Exchange Warrants, subject to certain conditions.

                    TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

In February 1998, DeepFlex Services exchanged its 1,016,957 shares of Tatham Offshore Series C Preferred Stock for 406,783 Exchange Warrants and immediately converted the Exchange Warrants into 406,783 shares of common stock at $6.53 per share for a total of $2.7 million in proceeds to Tatham Offshore. Tatham Offshore used $2.5 million of proceeds to redeem all of the 4,991,377 shares of Mandatory Redeemable Preferred Stock outstanding at $0.50 per share as required under the terms of the Mandatory Redeemable Preferred Stock issue.

NOTE 4 - EARNINGS PER SHARE:

During the three months ended December 31, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 establishes new guidelines for computing earnings per share ("EPS") and requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128.

The Company excluded from its computation of diluted EPS the effect of antidilutive securities related to its outstanding convertible exchangeable preferred stocks discussed in Note 3 and its convertible production payment related to 25% of the net operating cash flow from Viosca Knoll Block 817.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

The Nasdaq National Market

On October 7, 1997, Tatham Offshore received notification from The Nasdaq Stock Market, Inc. ("Nasdaq") that because the Company had reported losses from operations and/or net losses in three of the past four fiscal years and had a net tangible asset value of less than $4.0 million as of June 30, 1997, Tatham Offshore no longer met the listing requirements for continued inclusion on The Nasdaq National Market. On October 20, 1997, Tatham Offshore responded to Nasdaq's notification by detailing the pro forma effect of each of the three options under the Restructuring Agreement with DeepTech. Under each option, the Company's pro forma net tangible asset value was in excess of $4.0 million as of December 31, 1997, the date on which DeepTech was required to exercise one of the three options. On January 14, 1998, Nasdaq granted Tatham Offshore an exception to the net tangible assets requirement as a result of DeepTech's election under the Restructuring Agreement thus allowing Tatham Offshore to remain listed on The Nasdaq National Market.

On October 22, 1997, Tatham Offshore received a notification from Nasdaq that because Tatham Offshore failed to maintain a closing bid price greater than or equal to $1.00 per share of its common stock for the last ten consecutive trade dates, Tatham Offshore no longer met the listing requirements for continued inclusion on The Nasdaq National Market. On November 13, 1997, the shareholders of Tatham Offshore approved the Board of Directors to effect a reverse stock split of up to ten-for-one. On November 13, 1997, the Board of Directors of Tatham Offshore approved a ten-for-one reverse stock split of Tatham Offshore's common stock for the shareholders of record at the close of business on November 24, 1997 which allowed the bid price of Tatham Offshore's common stock to be in excess of the Nasdaq minimum price requirement.

The Nasdaq listing criteria also requires a company listed on The Nasdaq National Market to have a minimum dollar value associated with the public float of its listed stock. The current public float requirement is $1.0 million, however, on February 23, 1998, the Nasdaq minimum public float requirement will increase to $5.0 million. Based upon recent closing prices of Tatham Offshore's common stock, Tatham Offshore believes that the dollar value of its public float is approximately $4.5 million to $5.5 million. If Tatham Offshore's public float does not exceed $5.0 million on February 23, 1998, Tatham Offshore will have until May 26, 1998 to meet the minimum public float requirement. In the event Tatham Offshore is unable to comply with the new public float requirement by May 26, 1998, Tatham Offshore's common stock will immediately be delisted from The Nasdaq National Market. In the event that The Nasdaq National Market delists

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

Tatham Offshore's common stock, the holders thereof could suffer a decrease in marketability of their shares and the liquidity of their investment in Tatham Offshore's common stock and its preferred stocks which are convertible into common stock, which may have a material adverse effect on the market value of Tatham Offshore's common stock. Tatham Offshore is currently reviewing options which, if implemented, could allow it to continue to meet the Nasdaq minimum public float requirement.

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

NOTE 6 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

Cash paid, net of amounts capitalized

                            Six Months Ended December 31,
                          ---------------------------------
                               1997               1996
                                     (in thousands)

         Interest         $           9       $       4,238
         Taxes            $        --         $        --

Supplemental disclosures of noncash investing and financing activities

                                              Six Months Ended December 31,
                                             -------------------------------
                                                  1997               1996
                                                        (in thousands)

 Conversion of long-term debt to
    common stock                             $      60,000       $        --
 Conversion of preferred stock to
    common stock                             $          13       $       799
 Assignment of oil and gas properties and
    abandonment obligations                  $       1,200       $        --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this quarterly report and is intended to assist in the understanding of the Company's financial condition and results of operations for the three and six months ended December 31, 1997.

GENERAL

Tatham Offshore is an independent energy company engaged in the development, exploration and production of oil and gas reserves located primarily in the flextrend and deepwater areas of the Gulf. In addition, Tatham Offshore is currently pursuing energy related opportunities in eastern Canada, including the development of offshore pipeline infrastructure.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996

Revenue from oil and gas sales totaled $3.4 million for the three months ended December 31, 1997 as compared with $5.8 million for the three months ended December 31, 1996. During the three months ended December 31, 1997, the Company sold 1,184 million cubic feet ("MMcf") of gas and 4,164 barrels of oil at average prices of $2.79 per thousand cubic feet ("Mcf") and $17.10 per barrel, respectively. During the same period in 1996, the Company sold 1,803 MMcf of gas and 47,000 barrels of oil at average prices of $2.57 per Mcf and $24.57 per barrel, respectively. The decrease in oil and gas sales is primarily a result of the cessation of oil and gas production from the Company's Ewing Bank 914 #2 well which was shut-in in May 1997, lower oil prices and decreased gas production from the Company's Viosca Knoll Block 817 lease, slightly offset by higher gas prices.

Production and operating expenses for the three months ended December 31, 1997 totaled $1.4 million as compared with $1.5 million for the same period in 1996. The decrease of $0.1 million is primarily comprised of a decrease of $0.5 million in the cost of transportation services and production, operating and workover expenses offset by an increase of $0.4 million related to a production payment equal to 25% of the net operating cash flow from the Company's working interest in Viosca Knoll Block 817.

Exploration expenses totaled $0.2 million for the three months ended December 31, 1996. Exploration expenses primarily included delay rentals and minimum royalties.

Depreciation, depletion and amortization totaled $0.6 million for the three months ended December 31, 1997 as compared with $1.2 million for the three months ended December 31, 1996. The decrease is primarily a result of a $0.8 million net reduction in abandonment expense as a result of the Company assigning its working interest in Ship Shoal Block 331 to a third party for the assumption of the abandonment obligations offset by additional abandonment accruals of $0.2 million related to Viosca Knoll Blocks 817 and 818.

General and administrative expenses, including the management fee allocated from DeepTech, for the three months ended December 31, 1997 totaled $1.5 million as compared with $1.3 million for the same period in 1996. The increase reflected an increase in staff and overhead expenses allocated to the Company under its management agreement with DeepTech. Tatham Offshore amended its management agreement with DeepTech effective July 1, 1997 to provide for a 26% overhead allocation as compared to a 24% overhead allocation during the three months ended December 31, 1996.

Operating loss for the three months ended December 31, 1997 was $0.1 million as compared with operating income of $1.6 million for the three months ended December 31, 1996. The change was due to the items discussed above.

Interest income totaled $0.1 million for the three months ended December 31, 1997 and 1996 and included interest income from available cash.

Interest expense for the three months ended December 31, 1996 totaled $2.1 million and primarily relates to interest under the Subordinated Notes. See Item
1. "Consolidated Financial Statements -- Note 2 -- Related Party Transactions -- Notes Payable to DeepTech."

After taking into account $1.0 million of preferred stock dividends in arrears, the Company's net loss available to common shareholders for the three months ended December 31, 1997 was $1.1 million, or $0.15 per share, as compared with net loss available to common shareholders for the three months ended December 31, 1996 of $1.4 million, or $0.53 per share, after taking into account $1.0 million of preferred stock dividends in arrears. The weighted average shares outstanding for purposes of calculating loss per share for the three months ended December 31, 1997 and 1996 were 7,127,550 shares and 2,652,180 shares, respectively. See Item 1. "Consolidated Financial Statements -- Note 4 -- Earnings Per Share."

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH SIX MONTHS ENDED
DECEMBER 31, 1996

Revenue from oil and gas sales totaled $7.2 million for the six months ended December 31, 1997 as compared with $10.3 million for the six months ended December 31, 1996. During the six months ended December 31, 1997, the Company sold 2,723 MMcf of gas and 13,019 barrels of oil at average prices of $2.55 per Mcf and $17.40 per barrel, respectively. During the same period in 1996, the Company sold 3,279 MMcf of gas and 108,000 barrels of oil at average prices of $2.38 per Mcf and $23.05 per barrel, respectively. The decrease in oil and gas sales is primarily a result of the cessation of oil and gas production from the Company's Ewing Bank 914 #2 well which was shut-in in May 1997, lower oil prices and decreased gas production from the Company's Viosca Knoll Block 817 lease, slightly offset by higher gas prices.

Production and operating expenses for the six months ended December 31, 1997 totaled $3.1 million as compared with $3.4 million for the same period in 1996. The decrease of $0.3 million is primarily comprised of a decrease of $1.3 million in the cost of transportation services and production, operating and workover expenses offset by an increase of $1.0 million related to a production payment equal to 25% of the net operating cash flow from the Company's working interest in Viosca Knoll Block 817.

Exploration expenses for the six months ended December 31, 1997 totaled $25,000 as compared with $0.3 million for the six months ended December 31, 1996. Exploration expenses primarily included delay rentals and minimum royalties.

Depreciation, depletion and amortization totaled $2.0 million for the six months ended December 31, 1997 as compared with $2.1 million for the six months ended December 31, 1996. The decrease is primarily a result of a $0.8 million net reduction in abandonment expense as a result of the Company assigning its working interest in Ship Shoal Block 331 to a third party for the assumption of the abandonment obligations offset by additional depletion at Viosca Knoll Block 817 and West Delta Block 35 of $0.5 million and abandonment accruals related to Viosca Knoll Blocks 817 and 818 of $0.2 million.

General and administrative expenses, including the management fee allocated from DeepTech, for the six months ended December 31, 1997 totaled $3.0 million as compared with $2.5 million for the same period in 1996. The increase reflected an increase in staff and overhead expenses allocated to the Company under its management agreement with DeepTech of $0.6 million offset by a decrease in direct general and administrative expenses of $0.1 million. Tatham Offshore amended its management agreement with DeepTech effective July 1, 1997 to provide for a 26% overhead allocation as compared to a 24% overhead allocation during the six months ended December 31, 1996.

Operating loss for the six months ended December 31, 1997 was $1.0 million as compared with operating income of $1.9 million for the six months ended December 31, 1996. The change was due to the items discussed above.

Interest income totaled $0.2 million for the six months ended December 31, 1997 and 1996 and included interest income from available cash.

Interest expense for the six months ended December 31, 1997 totaled $1.7 million as compared with $4.2 million for the six months ended December 31, 1996 and primarily relates to interest under the Subordinated Notes. See Item 1. "Consolidated Financial Statements -- Note 2 -- Related Party Transactions -- Notes Payable to DeepTech."

After taking into account $2.0 million of preferred stock dividends in arrears, the Company's net loss available to common shareholders for the six months ended December 31, 1997 was $4.5 million, or $0.91 per share, as compared with net loss available to common shareholders for the six months ended December 31, 1996 of $4.1 million, or $1.56 per share, after taking into account $2.0 million of preferred stock dividends in arrears. The weighted average shares outstanding for the purposes of calculating loss per share for the six months ended December 31, 1997 and 1996 were 4,934,170 shares and 2,622,472 shares, respectively. See
Item 1. "Consolidated Financial Statements -- Note 4 -- Earnings Per Share."

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Company intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand and cash generated from continuing operations. At December 31, 1997, the Company had $2.9 million of cash and cash equivalents. However, as described below, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements (such as drilling and development commitments) to develop its current inventory of properties and prospects to allow the Company to generate operating cash flow to fund on-going activities and operations.

Cash from continuing operations is derived primarily from production from the Company's working interest in Viosca Knoll Block 817 which is currently producing a total of approximately 55 MMcf of gas per day. The Company's current 25% working interest in the Viosca Knoll Block 817 is subject to a production payment equal to 25% of the net operating cash flow from such working interest. For the six months ended December 31, 1997, the Company's net revenue from this property was reduced by $1.0 million of production payment obligations.

Tatham Offshore also has producing wells at its West Delta Block 35 which contribute to cash from continuing operations. The Company owns a 38% working interest in West Delta Block 35 which is currently producing at a rate of approximately 7 MMcf of gas and 44 barrels of oil per day.

In February 1998, DeepFlex Services exchanged its 1,016,957 shares of Tatham Offshore Series C Preferred Stock for 406,783 Exchange Warrants and immediately converted the Exchange Warrants into 406,783 shares of common stock at $6.53 per share for a total of $2.7 million in proceeds to Tatham Offshore. Tatham Offshore used $2.5 million of proceeds to redeem all of the 4,991,377 shares of Mandatory Redeemable Preferred Stock outstanding at $0.50 per share as required under the terms of the Mandatory Redeemable Preferred Stock issue.

The Company anticipates that declining revenue from currently producing properties will need to be replaced by revenue from other sources.

Uses of Cash. The Company's primary uses of cash consist of (i) expenses associated with operating its producing properties, including its leasehold abandonment liabilities, (ii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests, (iii) platform access fees and processing and commodity charges payable to the Partnership,
(iv) payments due under the management agreement with DeepTech and (v) expenditures related to the North Atlantic pipeline project.

Tatham Offshore is obligated to pay to the Partnership commodity charges, based on the volume of oil and gas transported or processed, under certain transportation agreements. The Company is also obligated to pay to the Partnership $1.6 million in platform access fees annually relative to its 25% working interest in its Viosca Knoll Block 817.

The management fee agreement between Tatham Offshore and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. Effective July 1, 1997, the management agreement was amended to provide for an annual management fee of 26% of DeepTech's overhead expenses. For the six months ended December 31, 1997, DeepTech charged Tatham Offshore $2.1 million in management fees pursuant to this agreement.

North Atlantic is the sponsor of a proposal to construct a natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. As of December 31, 1997, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic, has incurred $9.0 million of pre-developmental costs in connection with such project. The Company anticipates that pre-developmental costs associated with the North Atlantic pipeline project could ultimately reach approximately $10.0 million by the spring of 1998 and the ultimate capital costs of the project, if approved, could reach $3.0 billion to $3.5 billion. During October 1997, North Atlantic filed applications with the Federal Energy Regulatory Commission and its Canadian counterpart, the National Energy Board, for approval of its proposed subsea pipeline. Action by the Canadian and United States regulatory authorities on North Atlantic's pipeline proposal is expected to occur by mid 1998.

Liquidity Outlook. In order to improve liquidity and partially address its capital requirements, Tatham Offshore entered into the Restructuring Agreement with DeepTech in September 1997.

Under the Restructuring Agreement, DeepTech agreed to forgive the next two scheduled interest payments under the Subordinated Notes. In exchange, DeepTech received three restructuring options from Tatham Offshore and agreed to restructure the Subordinated Notes by consummating one of the following transactions: (i) to convert all of the principal amount outstanding under the Subordinated Notes into shares of Tatham Offshore common stock at the market price at the time the option is exercised; (ii) to purchase shares of 6% Senior Preferred Stock of Tatham Offshore with a liquidation preference value of $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes; or (iii) to purchase all of the outstanding capital stock of Tatham Offshore Development for $60 million, the proceeds from which would be used to prepay the outstanding balance of the Subordinated Notes. DeepTech was required to select one of the above restructuring transactions on or before December 31, 1997. On December 17, 1997, DeepTech's Board of Directors elected to exercise the common stock option under the Restructuring Agreement. Under this option, DeepTech converted the Subordinated Notes into 26,666,667 shares of Tatham Offshore common stock at a conversion rate of $2.25 per share, the average of the closing price for the ten trading days immediately preceding the exercise of the option. As a result of the conversion of the Subordinated Notes, Tatham Offshore eliminated all of its outstanding debt.

The Company currently intends to fund its immediate cash requirements with cash on hand and cash from continuing operations. The Company generated approximately $1.1 million in positive operating cash flow for the six months ended December 31, 1997.

The ability of the Company to satisfy its future capital needs will depend upon its ability to raise additional capital and to successfully implement its business strategy, particularly its ability to obtain regulatory approval and financing for its North Atlantic pipeline project. Tatham Offshore anticipates that the new pipeline will be constructed and owned by a consortium of Canadian and United States companies once regulatory approval is obtained. In addition, the Company believes that since the royalty abatement has been granted, the resulting improved economics for Ewing Bank Blocks 958, 959, 1002 and 1003 (the Sunday Silence project) should be sufficient to obtain development financing or an industry farmout arrangement. There can be no assurance, however, that Tatham Offshore will be able to obtain regulatory approval, joint venture partners or adequate financing for these projects.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on November 13, 1997. At the Annual Meeting, the stockholders (i) elected eleven directors to hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified,
         (ii) ratified the Board of Directors' appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending June 30, 1998, (iii) ratified the Board of Directors' approval of the Restructuring Agreement with DeepTech and (iv) authorized the Board of Directors to effect a reverse split of Tatham Offshore common stock of up to ten-for-one and the related amendment to Tatham Offshore's Certificate of Incorporation. The votes were cast as follows:

         (i)  Elect Directors
                                            FOR                WITHHELD
                                            ---                --------
              Thomas P. Tatham          14,801,708             2,141,998
              Kenneth E. Benney         15,852,235             1,091,471
              Phillip G. Clarke         14,804,008             2,139,698
              Antoine Gautreaux, Jr.    15,850,535             1,093,171
              E. Lynn Hill              15,850,535             1,093,171
              Edward L. Moses           15,852,235             1,091,471
              Clyde E. Nath             15,852,235             1,091,471
              James G. Niven            15,852,235             1,091,471
              Jonathan D. Pollock       15,852,235             1,091,471
              Roger B. Vincent, Sr.     15,852,235             1,091,471
              Diana J. Walters          15,852,235             1,091,471

         (ii) Ratify Selection of Independent Accountants

                FOR                    AGAINST                       ABSTAIN
                ---                    -------                       -------
              14,386,745               2,077,998                       1,000

         (iii) Ratify Restructuring Agreement with DeepTech

                FOR                    AGAINST                       ABSTAIN
                ---                    -------                       -------
              12,677,655               2,076,998                       2,700

         (iv) Authorize Reverse Stock Split and Related Amendment to Certificate of Incorporation

                FOR                    AGAINST                       ABSTAIN
                ---                    -------                       -------
              15,389,604               1,074,868                       1,271

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 Certificate of Amendment of Certificate of Incorporation
                      of Tatham Offshore, Inc.

         (b)      Reports on Form 8-K

                     The Company filed a Current Report on Form 8-K with Securities and Exchange Commission on December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TATHAM OFFSHORE, INC.


 Date:  February 17, 1998             By: /s/ DENNIS A. KUNETKA
                                          ---------------------
                                          Dennis A. Kunetka
                                          Chief Financial Officer and Secretary
                                          (Signing on behalf of the Registrant
                                          and as Principal Accounting Officer)

                               INDEX TO EXHIBITS

       Exhibit
       Number
       -------

         3.1         Certificate of Amendment of Certificate
                     of Incorporation of Tatham Offshore, Inc.

         27          Financial Data Schedule