Form 10-Q
period 1998-03-31
TATHAM OFFSHORE INC
filed 1998-05-14
CIK 913358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

         AS OF MAY 11, 1998, THERE WERE OUTSTANDING 30,001,026 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.

================================================================================

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                PAGE
                                                                                                ----

PART I.   FINANCIAL INFORMATION...................................................................1

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of March 31, 1998 (unaudited) and June 30, 1997................1
     Unaudited Consolidated Statement of Operations for the Three and Nine Months
        Ended March 31, 1998 and 1997, respectively...............................................2
     Unaudited Consolidated Statement of Cash Flows for the Nine Months
        Ended March 31, 1998 and 1997.............................................................3
     Consolidated Statement of Stockholders' Equity (Deficit) for the
        Nine Months Ended March 31, 1998 (unaudited)..............................................4
     Notes to Consolidated Financial Statements...................................................5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................10

PART II.   OTHER INFORMATION.....................................................................15

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES.......................................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         March 31,          June 30,
                                                                           1998               1997
                                                                        (unaudited)
                     ASSETS

Current assets:
    Cash and cash equivalents                                          $      2,309      $     7,887
    Accounts receivable from joint venture partners                             213              201
    Receivable from affiliates                                                  703            1,350
    Prepaid assets                                                              116              --
                                                                       ------------      ----------
       Total current assets                                                   3,341            9,438
                                                                       ------------      -----------

Oil and gas properties:
    Oil and gas properties, at cost, using
     successful efforts method                                               51,919           81,081
    Less - accumulated depreciation, depletion,
     amortization and impairment                                             24,374           50,329
                                                                       ------------      -----------
       Oil and gas properties, net                                           27,545           30,752
                                                                       ------------      -----------

Deferred costs                                                               10,428            1,317
                                                                       ------------      -----------
       Total assets                                                    $     41,314      $    41,507
                                                                       ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued liabilities                           $      2,016      $     1,385
    Accounts payable to affiliates                                            1,511              155
                                                                       ------------      -----------
       Total current liabilities                                              3,527            1,540
Long-term debt to affiliate                                                     --            60,000
Other noncurrent liabilities                                                  7,229            7,663
                                                                       ------------      -----------
                                                                             10,756           69,203
                                                                       ------------      -----------
Stockholders' equity (deficit) (Note 4):
    Preferred stock, $0.01 par value, 110,000,000 shares
      authorized as of March 31, 1998 and June 30, 1997,
      18,026,294 shares and 24,343,931 shares issued and outstanding
      at March 31, 1998 and June 30, 1997, respectively                         180              243
    Common stock, $0.01 par value, 250,000,000 shares authorized as of March 31, 1998 and June 30, 1997, 29,982,808 shares
      and 2,735,573 shares issued and outstanding
      at March 31, 1998 and June 30, 1997, respectively                         300              274
    Additional paid-in capital                                              146,520           84,225
    Accumulated deficit                                                    (116,442)        (112,438)
                                                                       ------------      -----------
                                                                             30,558          (27,696)
                                                                       ------------      -----------
       Total liabilities and stockholders' equity (deficit)            $     41,314      $    41,507
                                                                       ============      ===========


                   The accompanying notes are an integral part
                          of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            Three Months                    Nine Months
                                                           Ended March 31,                Ended March 31,
                                                     ---------------------------    --------------------------
                                                         1998           1997           1998            1997

Revenue:
   Oil and gas sales                                 $     2,117     $     6,206    $     9,276    $    16,508
                                                     -----------     -----------    -----------    -----------

Costs and expenses:
   Production and operating expenses                       1,129           2,609          4,228          6,037
   Exploration expenses                                      --               47             25            375
   Depreciation, depletion and amortization                1,086           1,359          3,125          3,500
   Management fee                                          1,210             756          3,305          2,305
   General and administrative expenses                       190             656          1,059          1,645
                                                     -----------     -----------    -----------    -----------
                                                           3,615           5,427         11,742         13,862
                                                     -----------     -----------    -----------    -----------

Operating (loss) income                                   (1,498)            779         (2,466)         2,646
Interest income                                               27             176            205            422
Interest expense - affiliate                                 (23)         (2,075)        (1,743)        (6,314)
                                                     -----------     -----------    -----------    -----------

Net loss                                                  (1,494)         (1,120)        (4,004)        (3,246)
Preferred stock dividends                                   (864)           (970)        (2,829)        (2,944)
                                                     -----------     -----------    -----------    -----------

Net loss available to common shareholders            $    (2,358)    $    (2,090)   $    (6,833)   $    (6,190)
                                                     ===========     ===========    ===========    ===========

Weighted average number of shares outstanding
  (Note 1)                                                29,742           2,689         13,083          2,644
                                                     ===========     ===========    ===========    ===========

Basic and diluted loss per common share (Note 5)     $     (0.08)    $     (0.78)   $     (0.52)   $     (2.34)
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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           Nine Months
                                                                         Ended March 31,
                                                                  -------------------------------
                                                                     1998               1997

Cash flows from operating activities:
    Net loss                                                      $  (4,004)       $  (3,246)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
       Depreciation, depletion and amortization                       3,125            3,500
       Costs and expenses settled by issuance of common stock           389               --
       Noncash interest expense related to conversion of debt
         into common stock                                            1,709               --
       Other                                                             --            1,859
       Changes in operating working capital:
         (Increase) decrease in accounts receivable from joint
           venture partners                                             (12)             475
         Decrease (increase) in receivable from affiliates              647             (807)
         (Increase) decrease in prepaid expenses                       (116)              29
         Increase (decrease) in accounts payable and accrued
           liabilities                                                  631           (2,987)
         Increase (decrease) in accounts payable to affiliates        1,356           (2,753)
                                                                  ---------        ---------
           Net cash provided by (used in) operating activities        3,725           (3,930)
                                                                  ---------        ---------

Cash flows from investing activities:
    Additions to oil and gas properties                                (352)          (2,912)
    Deferred costs                                                   (9,111)             --
                                                                  ---------        ---------
           Net cash used in investing activities                     (9,463)          (2,912)
                                                                  ---------        ---------

Cash flows from financing activities:
    Proceeds from issuance of Series A Preferred Stock                  --            12,242
    Proceeds from issuance of Series B Preferred Stock                  --                74
    Proceeds from issuance of Series C Preferred Stock                  --             1,339
    Proceeds from the issuance of common stock related to
       the exercise of Exchange Warrants                              2,656               --
    Redemption of Mandatory Redeemable Preferred Stock               (2,496)              --
    Repayment of note payable to affiliate                               --             (867)
                                                                  ---------        ---------
           Net cash provided by financing activities                    160           12,788
                                                                  ---------        ---------

Net (decrease) increase in cash and cash equivalents                 (5,578)           5,946
Cash and cash equivalents at beginning of year                        7,887            4,764
                                                                  ---------        ---------
Cash and cash equivalents at end of period                        $   2,309        $  10,710
                                                                  =========        =========

Supplemental disclosures to the statement of cash flows - see Note 7.



                   The accompanying notes are an integral part
                          of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)



                                           Preferred Stock              Common Stock
                                      -----------------------      ------------------------
                                      Number of                    Number of
                                        Shares      Par Value        Shares       Par Value
                                      ---------     ---------      ---------      ---------

Balance, June 30, 1997                  24,344      $     243         27,356      $     274

Reverse stock split (Note 1)
 (unaudited)                                --             --        (24,620)          (246)

Conversion of debt into common
  stock (unaudited)                         --             --         26,667            266

Issuance of common stock
  (unaudited)                               --             --             90              1

Conversion of Series A Preferred
  Stock into common stock
  (unaudited)                             (310)            (3)            83              1

Conversion of Series C Preferred
  Stock into Exchange Warrants
  (unaudited)                           (1,017)           (10)            --             --

Issuance of common stock
  related to the exercise of
  Exchange Warrants
  (unaudited)                               --             --            407              4

Redemption of Mandatory
  Redeemable Preferred Stock
  (unaudited)                           (4,991)           (50)            --             --

Net loss for the nine months
  ended March 31, 1998
  (unaudited)                               --             --             --             --
                                     ---------      ---------      ---------      ---------

Balance, March 31, 1998
  (unaudited)                           18,026      $     180         29,983      $     300
                                     =========      =========      =========      =========


                                                   Additional
                                        Exchange     paid-in      Accumulated
                                        Warrants     capital        deficit          Total
                                       ----------  ----------     -----------     ---------

Balance, June 30, 1997                 $    --      $  84,225      $(112,438)     $ (27,696)

Reverse stock split (Note 1)
 (unaudited)                                --            246             --             --

Conversion of debt into common
  stock (unaudited)                         --         61,443             --         61,709

Issuance of common stock
  (unaudited)                               --            388             --            389

Conversion of Series A Preferred
  Stock into common stock
  (unaudited)                               --              2             --             --

Conversion of Series C Preferred
  Stock into Exchange Warrants
  (unaudited)                            1,474         (1,464)            --             --

Issuance of common stock
  related to the exercise of
  Exchange Warrants
  (unaudited)                           (1,474)         4,126             --          2,656

Redemption of Mandatory
  Redeemable Preferred Stock
  (unaudited)                               --         (2,446)            --         (2,496)

Net loss for the nine months
  ended March 31, 1998
  (unaudited)                               --             --         (4,004)        (4,004)
                                     ---------      ---------      ---------      ---------

Balance, March 31, 1998
  (unaudited)                        $      --      $ 146,520      $(116,442)     $  30,558
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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Tatham Offshore, Inc. ("Tatham Offshore"), a Delaware corporation, is an independent energy company currently pursuing energy related opportunities in Atlantic Canada, including offshore contract drilling services, substantial natural gas gathering and transmission facilities and related energy infrastructure. Historically, Tatham Offshore was engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf"). Currently, Tatham Offshore is an approximately 94%-owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company, which, through its affiliates, is engaged in offshore contract drilling services and the acquisition, development, production, processing, gathering, transportation and marketing of, and the exploration for, oil and gas located offshore in the Gulf and offshore eastern Canada. See Note 2.

Tatham Offshore Canada Limited, a wholly-owned subsidiary of Tatham Offshore, pursues certain opportunities offshore eastern Canada and is the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic"). North Atlantic is the sponsor of a proposal to construct a natural gas pipeline offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States. Through March 31, 1998, Tatham Offshore Canada Limited has incurred $10.4 million in pre-development costs associated with the North Atlantic project and related infrastructure projects. Such costs include engineering, survey, legal, regulatory and other costs associated with the project.

Tatham Offshore Development, Inc. ("Tatham Development"), a Delaware corporation and a wholly-owned subsidiary of Tatham Offshore, holds interests in the Ewing Bank Blocks 958, 959, 1002 and 1003, the Sunday Silence prospect.

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

NOTE 2 - RECENT EVENTS:

On March 2, 1998, DeepTech announced that its Board of Directors and holders of a majority of its outstanding stock had approved the execution of an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which DeepTech would merge (the "Merger") with El Paso Natural Gas Company ("El Paso") or, under certain circumstances, one of its subsidiaries.

As a result of the Merger, some of the assets of the Company and DeepTech will be restructured so that DeepFlex Production Services, Inc. ("DeepFlex"), currently a wholly-owned subsidiary of DeepTech, will become a wholly-owned subsidiary of Tatham Offshore and the Company will transfer its interest in the Sunday Silence prospect to DeepTech. Pursuant to the Redemption Agreement (discussed below), Tatham Offshore has agreed to transfer all of its remaining assets located in the Gulf to Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), an affiliate of the Company. Further, DeepTech will divest itself of its equity ownership interest in Tatham Offshore by offering all of the shares of Tatham Offshore common stock and Series A Preferred Stock (Note 4) currently held by DeepTech to the stockholders of DeepTech in a Rights Offering (discussed below). Both the Merger and the transactions contemplated by the Redemption Agreement are subject to customary regulatory approvals, the satisfaction of certain conditions and the consummation of certain related transactions and are anticipated to be completed in June or July 1998.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



Following the asset restructuring, the Company's business will consist of the operation of two semisubmersible drilling rigs, the FPS Bill Shoemaker and the FPS Laffit Pincay, currently owned by DeepFlex. In addition, the Company will continue to pursue energy related opportunities in Atlantic Canada, including the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments. See
Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

The material terms of the Merger and the transactions contemplated by the Merger Agreement, Redemption Agreement (discussed below) and other agreements as these agreements relate to the Company are as follows:

    (a) DeepTech will contribute all of the outstanding shares of capital stock of DeepFlex to Tatham Offshore. As a result of this contribution by DeepTech, the Company, through DeepFlex, will assume certain indebtedness due to DeepTech and approximately $60.0 million of third-party debt.

    (b) Tatham Offshore will convey to DeepTech all of the outstanding shares of capital stock of Tatham Development and will cancel its reversionary interests in certain oil and gas properties in payment of the indebtedness owed to DeepTech discussed above.

    (c) Tatham Offshore will transfer its remaining assets located in the Gulf to the Partnership in consideration of the redemption by Tatham Offshore of its Senior Preferred Stock (discussed in Note 4) currently owned by the Partnership (the "Redemption Agreement"). Specifically, under the terms of the Redemption Agreement and subject to the satisfaction of certain conditions to closing, the Partnership has agreed to exchange 7,500 shares of Senior Preferred Stock and all related accrued and unpaid dividends due to the Partnership as of the date of the exchange for 100% of Tatham Offshore's right, title and interest in and to Viosca Knoll Blocks 772, 773, 774, 817, 818 and 861 (subject to an existing production payment obligation), West Delta Block 35, Ewing Bank Blocks 871, 914, 915 and 916 and the platform located on Ship Shoal Block 331. At the closing, Tatham Offshore will pay to/receive from the Partnership an amount equal to the net cash generated from/required by such properties from January 1, 1998 through the closing date. In addition, the Partnership agreed to assume all abandonment and restoration obligations associated with the platform and leases. This transaction is expected to close on the later of July 1, 1998 or one business day after the closing of the Rights Offering discussed below. If the transactions contemplated by the Redemption Agreement are consummated, the management fees charged to Tatham Offshore by DeepTech will be reduced by 50% effective retroactively to January 1, 1998 and the balance owed to DeepTech will be paid at the closing of the Merger. See (f) below.

    (d) On April 10, 1998, Tatham Offshore filed a Registration Statement on Form S-1 with the Commission, which is currently under review, relating to the offering of rights to the DeepTech stockholders to purchase DeepTech's 28,073,450 shares of Tatham Offshore common stock and 4,670,957 shares of Tatham Offshore's Series A Preferred Stock (the "Rights Offering"). Tatham Offshore will receive proceeds from the Rights Offering if the total net proceeds exceed the total of (i) $75.0 million and (ii) the amount of certain estimated tax payments of the Company. An affiliate of Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company, has committed to purchase a sufficient number of unsubscribed shares as to result in DeepTech receiving net proceeds from the Rights Offering of not less than $75.0 million. In exchange, the affiliate will receive a fee of up to $7.5 million, which will be payable in cash or common stock of Tatham Offshore at the election of Tatham Offshore. Such purchase commitment is secured by a guarantee from Mr. Tatham and a letter of credit issued by a bank. To the extent any shares remain unsubscribed, Tatham Offshore has agreed to purchase such shares and DeepTech will contribute the proceeds from such purchase to the Company. Upon completion of this offering, DeepTech will not own any of Tatham Offshore's capital stock.

    (e) Tatham Offshore will enter into a tax sharing agreement (the "Tax Sharing Agreement") with DeepTech and DeepFlex in which Tatham Offshore will pay (i) all taxes attributable to Tatham Offshore and its subsidiaries, including under certain circumstances, taxes arising from the conveyance to Tatham Offshore

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



         by DeepTech of the two semisubmersible drilling rigs, (ii) taxes of Tatham Development to DeepTech pursuant to the Merger and related transactions, and (iii) taxes of DeepTech attributable to the Merger and related transactions and the Rights Offering (but not to the extent such taxes exceed the sum of $7.0 million and any taxes attributable to the value of Tatham Offshore being in excess of a notional amount to be determined according to a formula set forth in the Tax Sharing Agreement).

    (f) Upon completion of the Merger, DeepTech will no longer operate Tatham Offshore under its management agreement discussed in Note 3. Tatham Offshore will hire a management team and support personnel required to conduct its contract drilling services business and implement its Atlantic Canada strategy. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

NOTE 3 - RELATED PARTY TRANSACTIONS:

Management Agreement

The management agreement between Tatham Offshore and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to the Company. Effective July 1, 1997, the management agreement was amended to provide for an annual management fee of 26% of DeepTech's overhead expenses. During the nine months ended March 31, 1998, DeepTech charged Tatham Offshore $3.3 million under this agreement. The management agreement will be terminated upon the closing of the Merger. See Note 2.

Notes Payable to DeepTech

As of June 30, 1997, Tatham Offshore had $60.0 million aggregate principal amount of Subordinated Convertible Promissory Notes (the "Subordinated Notes") outstanding, all of which were held by DeepTech. Interest expense related to the Subordinated Notes totaled $1.7 million from July 1, 1997 through September 18, 1997, the date on which the DeepTech Board of Directors approved entering into an option agreement to restructure the Subordinated Notes (the "Restructuring Agreement"). Pursuant to the Restructuring Agreement, DeepTech forgave the scheduled interest payments due in September and December 1997 under the Subordinated Notes and on December 17, 1997, converted the Subordinated Notes into 26,666,667 shares of Tatham Offshore common stock at a conversion rate of $2.25 per share, the average closing price of Tatham Offshore common stock for the ten trading days immediately preceding the exercise of the option. As a result of the conversion of the Subordinated Notes, Tatham Offshore eliminated all of its outstanding debt.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



NOTE 4 - STOCKHOLDERS' EQUITY:

The following table summarizes Tatham Offshore's outstanding equity as of March 31, 1998:

                                                                                                          Conversion/
                                 Shares              Liquidation        Dividend         Dividends         Exchange
         Equity                 Outstanding          Preference           Rate          In Arrears         Features

Senior Preferred Stock (a)            7,500        $1,000 per share         9%        $  1,462,500 (a)        (c)
Series A Preferred Stock (b)     17,623,210         $1.50 per share        12%        $  5,551,311          (d)(e)
Series B Preferred Stock             74,379         $1.00 per share         8%        $      8,925          (d)(e)
Series C Preferred Stock            321,205         $0.50 per share         4%        $      8,030          (d)(e)
Common Stock (Notes 2 and 3)     29,982,808                --              --         $       --              --

-------------------
   (a) In March 1998, Tatham Offshore eliminated its 9% Senior Convertible Preferred Stock and replaced this stock with Series B 9% Senior Convertible Preferred Stock ("Senior Preferred Stock"). Each share of the Senior Preferred Stock is senior to all other classes of Tatham Offshore preferred and common stock in the case of liquidation, dissolution or winding up of Tatham Offshore. The Partnership holds all outstanding shares. In connection with the Redemption Agreement, the Senior Preferred Stock and all related unpaid dividends will be redeemed in full. See Note 2.

   (b) In March 1998, DeepFlex conveyed its 4,670,957 shares of Series A Preferred Stock to DeepTech. See Note 2.

   (c) The Senior Preferred Stock shall be convertible into Series A Preferred Stock using a conversion ratio equal to (i) the liquidation preference amount plus accumulated unpaid dividends divided by (ii) $0.9375, the closing price of the Series A Preferred Stock on February 27, 1998.

   (d) At any time until December 31, 1998, each share may be exchanged for 0.4 Exchange Warrants. Each full Exchange Warrant entitles the holder thereof to purchase one share of Tatham Offshore common stock at $6.53 per share. The Exchange Warrants expire on July 1, 1999. Alternatively, at any time, the holder of any shares may convert the liquidation value and accrued and unpaid dividends into shares of Tatham Offshore common stock at $6.53 per share.

   (e) Redeemable at the option of Tatham Offshore on or after July 1, 1997.

In February 1998, DeepFlex exchanged its 1,016,957 shares of Tatham Offshore Series C Preferred Stock for 406,783 Exchange Warrants and immediately converted the Exchange Warrants into 406,783 shares of common stock at $6.53 per share for a total of $2.7 million in proceeds to Tatham Offshore. Tatham Offshore used $2.5 million of proceeds to redeem all of its 4,991,377 shares of Mandatory Redeemable Preferred Stock outstanding at $0.50 per share as required under the terms of the Mandatory Redeemable Preferred Stock issue. DeepFlex conveyed the 406,783 shares of common stock to DeepTech in March 1998.

NOTE 5 - EARNINGS PER SHARE:

During the three months ended December 31, 1997, Tatham Offshore adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 establishes new guidelines for computing earnings per share ("EPS") and requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128.

Tatham Offshore excluded from its computation of diluted EPS the effect of antidilutive securities related to its outstanding convertible exchangeable preferred stocks discussed in Note 3 and its convertible production payment related to 25% of the net operating cash flow from Viosca Knoll Block 817.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

The Nasdaq National Market

The Nasdaq Stock Market, Inc. ("Nasdaq") listing criteria requires a company listed on The Nasdaq National Market to have a minimum dollar value associated with the public float of its listed stock. On February 23, 1998, the Nasdaq

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



minimum public float requirement increased from $1.0 million to $5.0 million. Pursuant to an exception granted by Nasdaq, Tatham Offshore has until May 26, 1998 to meet the minimum public float requirement. Since the market value of Tatham Offshore's public float (i) has exceeded $5 million from time to time since February 23, 1998 and (ii) is expected to be well in excess of $5 million when the Rights Offering is consummated, Tatham Offshore has requested that Nasdaq either (i) agree that the public float requirement has been met or (ii) agree to extend the exception period until the earlier to occur of September 30, 1998 or the date on which the Rights Offering is consummated. However, no assurance can be given regarding Nasdaq's position, and in the event Tatham Offshore is unable to comply with the new public float requirement, Tatham Offshore's common stock will immediately be delisted from The Nasdaq National Market. In the event that The Nasdaq National Market delists Tatham Offshore's common stock, the holders thereof could suffer a decrease in marketability of their shares and the liquidity of their investment in Tatham Offshore's common stock and its preferred stocks which are convertible into common stock, which may have a material adverse effect on the market value of Tatham Offshore's common stock and Tatham Offshore's ability to access equity markets in the future.

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

The Company anticipates substantial future capital expenditures associated with the development and implementation of the North Atlantic pipeline project and related opportunities in Atlantic Canada. Realization of the potential of the North Atlantic pipeline project and related opportunities in Atlantic Canada is dependent upon the ability of the Company to obtain sufficient additional capital or project financing.

NOTE 7 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

Cash paid, net of amounts capitalized

                                                              Nine Months Ended March 31,
                                                              ---------------------------
                                                                1998               1997
                                                                     (in thousands)

         Interest                                             $   9              $  5,470
         Taxes                                                $  --              $   --

Supplemental disclosures of noncash investing and financing activities

                                                              Nine Months Ended March 31,
                                                              ---------------------------
                                                                1998               1997
                                                                     (in thousands)

         Conversion of long-term debt to
            common stock                                      $  60,000          $    --
         Conversion of preferred stock to
            common stock                                      $     445          $   1,065
         Assignment of oil and gas properties and
            abandonment obligations                           $   1,200          $    --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1. "Consolidated Financial Statements" and is intended to assist in the understanding of the Company's financial condition and results of operations for the three and nine months ended March 31, 1998.

GENERAL

Tatham Offshore is an independent energy company currently pursuing energy related opportunities in Atlantic Canada, including offshore contract drilling services, the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments. Historically, Tatham Offshore was engaged in the development, exploration and production of oil and gas reserves located primarily in the flextrend and deepwater areas of the Gulf. Currently, Tatham Offshore has entered into contracts and other agreements which, if consummated, will allow the Company to (i) divest itself of its oil and gas properties and related assets located in the Gulf, (ii) operate independently of DeepTech, (iii) acquire two semisubmersible drilling rigs and (iv) redeem its Senior Preferred Stock. See "-- Liquidity and Capital Resources -- Liquidity Outlook" and Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 2 -- Recent Events."

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1997

Revenue from oil and gas sales totaled $2.1 million for the three months ended March 31, 1998 as compared with $6.2 million for the three months ended March 31, 1997. During the three months ended March 31, 1998, the Company produced and sold 1,016 million cubic feet ("MMcf") of gas and 1,775 barrels of oil at average prices of $2.06 per thousand cubic feet ("Mcf") and $14.28 per barrel, respectively. During the same period in 1997, the Company produced and sold 2,075 MMcf of gas and 45,000 barrels of oil at average prices of $2.51 per Mcf and $22.39 per barrel, respectively. The decrease in oil and gas sales is primarily a result of the cessation of oil and gas production in May 1997 from the Ewing Bank 914 #2 well, decreased gas production from the Viosca Knoll Block 817 lease and substantially lower realized oil and gas prices.

Production and operating expenses for the three months ended March 31, 1998 totaled $1.1 million as compared with $2.6 million for the same period in 1997. The decrease of $1.5 million is primarily comprised of a decrease of $0.8 million in transportation, production, operating and workover expenses and a $0.7 million decrease related to a production payment equal to 25% of the net operating cash flow from the Company's working interest in Viosca Knoll Block 817.

Exploration expenses totaled $47,000 for the three months ended March 31, 1997. Exploration expenses primarily included delay rentals and minimum royalties.

Depreciation, depletion and amortization totaled $1.1 million for the three months ended March 31, 1998 as compared with $1.4 million for the three months ended March 31, 1997. The decrease of $0.3 million is primarily a result of reduced production from the Viosca Knoll Block 817 and the Ewing Bank 914 #2 well.

General and administrative expenses, including the management fee allocated from DeepTech, totaled $1.4 million for each of the three months ended March 31, 1998 and 1997. These expenses included staff and overhead costs allocated to the Company under its management agreement with DeepTech of $1.2 million and $0.8 million for the three months ended March 31, 1998 and 1997, respectively. Tatham Offshore amended its management agreement with DeepTech effective July 1, 1997 to provide for a 26% overhead allocation as compared to a 24% overhead allocation during the three months ended March 31, 1997. See "-- Liquidity and Capital Resources -- Uses of Cash" and "-- Liquidity Outlook."

Operating loss for the three months ended March 31, 1998 was $1.5 million as compared with operating income of $0.8 million for the three months ended March 31, 1997. The change was due to the items discussed above.

Interest income totaled $27,000 for the three months ended March 31, 1998 as compared with $0.2 million for the three months ended March 31, 1997 and included interest income from available cash.

Interest expense for the three months ended March 31, 1998 totaled $23,000 as compared with $2.1 million for the three months ended March 31, 1997. Interest expense for the three months ended March 31, 1997 primarily relates to interest under the Subordinated Notes which were converted into shares of Tatham Offshore common stock in December 1997. See Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 3 -- Related Party Transactions -- Notes Payable to DeepTech."

After taking into account $0.9 million of preferred stock dividends in arrears, the Company's net loss available to common shareholders for the three months ended March 31, 1998 was $2.4 million, or $0.08 per share, as compared with net loss available to common shareholders for the three months ended March 31, 1997 of $2.1 million, or $0.78 per share, after taking into account $1.0 million of preferred stock dividends in arrears. The weighted average shares outstanding for purposes of calculating loss per share for the three months ended March 31, 1998 and 1997 were 29,741,639 shares and 2,689,219 shares, respectively. See
Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 5 -- Earnings Per Share."

NINE MONTHS ENDED MARCH 31, 1998 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1997

Revenue from oil and gas sales totaled $9.3 million for the nine months ended March 31, 1998 as compared with $16.5 million for the nine months ended March 31, 1997. During the nine months ended March 31, 1998, the Company produced and sold 3,739 MMcf of gas and 14,795 barrels of oil at average prices of $2.41 per Mcf and $17.02 per barrel, respectively. During the same period in 1997, the Company produced and sold 5,354 MMcf of gas and 153,000 barrels of oil at average prices of $2.43 per Mcf and $22.86 per barrel, respectively. The decrease in oil and gas sales is primarily a result of the cessation of oil and gas production in May 1997 from the Ewing Bank 914 #2, decreased gas production from the Viosca Knoll Block 817 lease and substantially lower realized oil and gas prices.

Production and operating expenses for the nine months ended March 31, 1998 totaled $4.2 million as compared with $6.0 million for the same period in 1997. The decrease of $1.8 million is primarily comprised of a decrease of $2.1 million in transportation, production, operating and workover expenses offset by an increase of $0.3 million related to a production payment equal to 25% of the net operating cash flow from the Company's working interest in Viosca Knoll Block 817.

Exploration expenses for the nine months ended March 31, 1998 totaled $25,000 as compared with $0.4 million for the nine months ended March 31, 1997. Exploration expenses primarily included delay rentals and minimum royalties.

Depreciation, depletion and amortization totaled $3.1 million for the nine months ended March 31, 1998 as compared with $3.5 million for the nine months ended March 31, 1997. The decrease of $0.4 million is primarily a result of a $0.8 million net reduction in abandonment expense as a result of the Company assigning its working interest in Ship Shoal Block 331 to a third party for the assumption of the abandonment obligations offset by additional depletion at Viosca Knoll Block 817 and West Delta Block 35 of $0.1 million and abandonment accruals related to West Delta Block 35, Viosca Knoll Blocks 817 and 818 of $0.3 million.

General and administrative expenses, including the management fee allocated from DeepTech, for the nine months ended March 31, 1998 totaled $4.4 million as compared with $4.0 million for the same period in 1997. The increase reflected an increase in staff and overhead expenses allocated to the Company under its management agreement with DeepTech of $1.0 million offset by a decrease in direct general and administrative expenses of $0.6 million. Tatham Offshore amended its management agreement with DeepTech effective July 1, 1997 to provide for a 26% overhead allocation as compared to a 24% overhead allocation during the nine months ended March 31, 1997. See "-- Liquidity and Capital Resources -- Uses of Cash" and "-- Liquidity Outlook."

Operating loss for the nine months ended March 31, 1998 was $2.5 million as compared with operating income of $2.6 million for the nine months ended March 31, 1997. The change was due to the items discussed above.

Interest income totaled $0.2 million for the nine months ended March 31, 1998 as compared with $0.4 million for the same period in 1997 and included interest income from available cash.

Interest expense for the nine months ended March 31, 1998 totaled $1.7 million as compared with $6.3 million for the nine months ended March 31, 1997 and primarily relates to interest under the Subordinated Notes which were converted into shares of Tatham Offshore common stock in December 1997. See Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 3 -- Related Party Transactions -- Notes Payable to DeepTech."

After taking into account $2.8 million of preferred stock dividends in arrears, the Company's net loss available to common shareholders for the nine months ended March 31, 1998 was $6.8 million, or $0.52 per share, as compared with net loss available to common shareholders for the nine months ended March 31, 1997 of $6.2 million, or $2.34 per share, after taking into account $2.9 million of preferred stock dividends in arrears. The weighted average shares outstanding for the purposes of calculating loss per share for the nine months ended March 31, 1998 and 1997 were 13,082,609 shares and 2,644,396 shares, respectively. See
Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 5 -- Earnings Per Share."

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Company intends to satisfy its immediate capital requirements and other working capital needs primarily from cash on hand and cash generated from existing operations. At March 31, 1998, the Company had $2.3 million of cash and cash equivalents. See "-- Liquidity Outlook."

Cash from continuing operations is derived primarily from production from the Company's working interest in Viosca Knoll Block 817, which is currently producing a total of approximately 49 MMcf of gas per day. The Company's current 25% working interest in the Viosca Knoll Block 817 is subject to a production payment equal to 25% of the net operating cash flow from such working interest. For the nine months ended March 31, 1998, the Company's net revenue from this property was reduced by $1.2 million of production payment obligations.

Tatham Offshore also has producing wells at its West Delta Block 35 which contribute to cash from continuing operations. The Company owns a 38% working interest in West Delta Block 35, which is currently producing at a rate of approximately 8 MMcf of gas and 16 barrels of oil per day.

In February 1998, DeepFlex exchanged its 1,016,957 shares of Tatham Offshore Series C Preferred Stock for 406,783 Exchange Warrants and immediately converted the Exchange Warrants into 406,783 shares of common stock at $6.53 per share for a total of $2.7 million in proceeds to Tatham Offshore. Tatham Offshore used $2.5 million of proceeds to redeem all of its 4,991,377 shares of Mandatory Redeemable Preferred Stock outstanding at $0.50 per share as required under the terms of the Mandatory Redeemable Preferred Stock issue. DeepFlex conveyed the 406,783 shares of common stock to DeepTech in March 1998.

Revenue from currently producing properties will need to be replaced by revenue from other sources. Tatham Offshore will receive proceeds from the Rights Offering, if consummated, if the net proceeds exceed the total of (i) $75.0 million and (ii) the amount of certain estimated tax payments of the Company. See "-- Liquidity Outlook."

Uses of Cash. The Company's primary uses of cash consist of (i) expenses associated with operating its producing properties, including its leasehold abandonment liabilities, (ii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests, (iii) platform access fees and processing and commodity charges payable to the Partnership,
(iv) payments due under the management agreement with DeepTech and (v) expenditures related to its Atlantic Canada projects. See "-- Liquidity Outlook."

The management fee agreement between Tatham Offshore and DeepTech provides for an annual management fee which is intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to Tatham Offshore. Effective July 1, 1997, the management agreement was amended to provide for an annual management fee of 26% of DeepTech's overhead expenses. For the nine months ended March 31, 1998, DeepTech charged Tatham Offshore $3.3 million in management fees pursuant to this agreement. If the transactions contemplated by the Redemption Agreement are consummated, the management fees charged to Tatham Offshore by DeepTech will be reduced by 50% effective retroactively to January 1, 1998. See "-- Liquidity Outlook."

North Atlantic is the sponsor of a proposal to construct a natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. Through March 31, 1998, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic, has incurred $10.4 million of pre-developmental costs in connection with such project and related infrastructure projects. The Company anticipates that pre-developmental costs associated with the North Atlantic pipeline project could reach approximately $12.0 million by late 1998 and the ultimate capital costs of the project, if approved, could be in excess of several billion dollars. See "-- Liquidity Outlook."

Liquidity Outlook. In order to improve liquidity and partially address its current capital requirements, Tatham Offshore entered into the Restructuring Agreement with DeepTech whereby DeepTech converted the Subordinated Notes into 26,666,667 shares of Tatham Offshore common stock at a conversion rate of $2.25 per share, the average closing price of Tatham Offshore's common stock for the ten trading days immediately preceding the exercise of the option. As a result of the conversion of the Subordinated Notes, Tatham Offshore eliminated all of its outstanding debt.

The Company currently intends to fund its immediate cash requirements with cash on hand and cash from current operations. The Company generated approximately $0.9 million in positive operating cash flow for the nine months ended March 31, 1998.

The Company is refocusing its business from the development, exploration and production of oil and gas in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada with initial emphasis on the offshore contract drilling business. Currently, Tatham Offshore has entered into contracts and other agreements which, if consummated, will allow the Company to
(i) divest itself of its oil and gas properties and related assets located in the Gulf, (ii) operate independently of DeepTech, (iii) acquire two semisubmersible drilling rigs and (iv) redeem its Senior Preferred Stock. See
Item 1. "Consolidated Financial Statements -- Notes to Consolidated Financial Statements -- Note 2 -- Recent Events." The Company believes that the Atlantic Canada region offers significant investment opportunities and the Company plans to expand the number of drilling rigs it will own as well as diversify its business to include the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments.

Prospectively, Tatham Offshore's material assets will consist primarily of stock of and notes receivable from its subsidiaries. The Company expects to be dependent upon cash on hand and cash generated from its drilling services operations to pay its operating expenses, service its debt and satisfy its other obligations.

The Company's primary uses of cash after the consummation of the Merger and Rights Offering will consist of (i) expenses associated with operating its offshore drilling services business, (ii) acquisition, operating and other expenditures with potential opportunities, including the North Atlantic pipeline project, (iii) expenditures required to service debt, including the approximately $60.0 million of rig related debt the Company will assume in connection with the Merger related transactions and (iv) general and administrative costs, including the costs of hiring and maintaining a management team and support personnel.

Additionally, Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") currently markets, manages, mans and operates the two semisubmersible drilling rigs that are being conveyed to Tatham Offshore under management agreements. However, if the management agreement(s) with Sedco Forex are not renewed or extended or are terminated by Sedco Forex, the Company does not currently have the ability to operate the rigs and would be required to engage a new operator. There can be no assurances that the Company could find, within a reasonable period of time, an alternate company to manage and operate the rigs for a reasonable fee.

After the Merger, Atlantic Canada opportunities, if realized, will require the Company to raise substantial capital (equity, debt or both) or enter into other arrangements (such as joint ventures) to allow the Company to generate operating cash flow to fund on-going activities and operations. The ability of the Company to satisfy its future capital needs with respect to its planned Atlantic Canada strategy will depend upon its ability to raise additional capital and to implement its business strategy successfully. The Company does not currently possess the capital necessary to implement its Atlantic Canada business strategy completely, and there can be no assurances the Company will be able to obtain sufficient capital for any or all of its planned projects. Further, there can be no assurances that these projects and other opportunities will prove to be economical or that they will occur. Many of the Atlantic Canada projects will require government approvals, almost all of which the Company has yet to receive. Moreover, if there are developments that the Company determines to be indicative of a lack of reasonable opportunity to realize benefits for the Company's stockholders, then the Company will pursue other opportunities, wherever located, as the Company determines to be in its best interests.

In the event that The Nasdaq National Market delists Tatham Offshore's common stock, the holders thereof could suffer a decrease in marketability of their shares and the liquidity of their investment in Tatham Offshore's common stock and its preferred stocks which are convertible into common stock, which may have a material adverse effect on the market value of Tatham Offshore's common stock and Tatham Offshore's ability to access equity markets in the future. See Item
1. "Consolidated Financial Statements -- Notes to the Consolidated Financial Statements -- Note 6 -- Commitments and Contingencies -- The Nasdaq National Market."

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  4.1 Certificate of Designation Establishing the Series B Senior Convertible Preferred Stock.

                  10.1 Redemption Agreement dated February 27, 1998 between Tatham Offshore, Inc. and Flextrend Development Company, L.L.C.

                  10.2 Purchase Commitment Agreement dated February 27, 1998, by and between Tatham Offshore, Inc. and Tatham Brothers, LLC

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TATHAM OFFSHORE, INC.


       Date:  May 14, 1998            By: /s/ DENNIS A. KUNETKA
                                          -----------------------------------
                                          Dennis A. Kunetka
                                          Chief Financial Officer and Secretary
                                          (Signing on behalf of the Registrant
                                          and as Principal Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

   4.1              Certificate of Designation Establishing the Series B Senior
                    Convertible Preferred Stock.

   10.1             Redemption Agreement dated February 27, 1998 between Tatham
                    Offshore, Inc. and Flextrend Development Company, L.L.C.

   10.2 Purchase Commitment Agreement dated February 27, 1998, by and between Tatham Offshore, Inc. and Tatham Brothers, LLC

   27                Financial Data Schedule