Form 10-K405/A
period 1996-06-30
TATHAM OFFSHORE INC
filed 1998-06-24
CIK 913358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K/A

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

================================================================================

                             TATHAM OFFSHORE, INC.
  FIRST AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
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

     THE FOLLOWING TEXT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE MORE DETAILED INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS (INCLUDING THE NOTES THERETO) APPEARING ELSEWHERE IN THIS FIRST AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K (THE "ANNUAL REPORT"). UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES IN THIS ANNUAL REPORT TO "TATHAM OFFSHORE" OR TO THE "COMPANY" OR ITS OPERATIONS SHALL MEAN TATHAM OFFSHORE, INC., A DELAWARE CORPORATION. FOR A DESCRIPTION OF CERTAIN ITEMS USED HEREIN RELATING TO THE OIL AND GAS INDUSTRY, SEE ITEM 1. "BUSINESS -- CERTAIN DEFINITIONS."

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

                             OIL AND GAS PROPERTIES

     Tatham Offshore currently has a portfolio of mineral leaseholds which includes producing properties and undeveloped leases. Tatham Offshore owns interests in 15 oil and gas leases in the Gulf covering approximately 83,200 gross (72,500 net) and, pursuant to the Purchase and Sale Agreement, a reversionary interest in 17,300 gross (10,100 net) acres in 3 offshore leases in the Gulf. Although a substantial portion of Tatham Offshore's acreage is undeveloped, limited drilling results have established estimated proved reserves attributable to Tatham Offshore's interests in its leases of approximately 5.7 million barrels ("MMbbls") of oil and 55.0 billion cubic feet ("Bcf') of gas as of June 30, 1996, based on a reserve report prepared by Ryder Scott Company Petroleum Engineers, an independent engineering consulting firm ("Ryder Scott").

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

OIL AND GAS RESERVES

     Tatham Offshore amended this annual report to revise downward its proved reserves in response to the Securities and Exchange Commission's position. Estimates of Tatham Offshore's oil and gas reserves as of June 30, 1996 have been made by Ryder Scott, an independent engineering consulting firm. Ryder Scott's estimates of Tatham Offshore's total proved developed and proved undeveloped reserves of oil and gas were as follows:


                                            June 30, 1996
                                        Oil (Mbbl)       Gas(1) (MMcf)
                             ----------------------------------------------
                              Proved      Proved      Proved      Proved
                             Developed  Undeveloped  Developed  Undeveloped

    Phar Lap(2)                     --           --     15,694        1,466
    Silent Beauty                   20           --      1,847           --
    Genuine Risk                   978        2,214      8,021       16,348
    Seattle Slew                 2,088           --      3,178           --
                             ---------  -----------  ---------  -----------
      Subtotal                   3,086        2,214     28,740       17,814
    Reversionary Interest
     in Assigned Properties        302           96      6,534        1,893
                             ---------  -----------  ---------  -----------
      Total                      3,388        2,310     35,274       19,707
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


                                                          June 30, 1996
                                               --------------------------------
                                                Proved      Proved       Total
                                               Developed  Undeveloped    Proved
                                                          (In thousands)

Estimated future net cash flows from
   proved reserves before income taxes(1)..... $  78,440     $ 42,298    $ 120,738
Present value of estimated future net
   cash flows from proved reserves
   before income taxes (discounted
   at 10%) (1)................................ $  59,296     $ 30,698    $  89,994

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

                              CERTAIN DEFINITIONS

     The following are abbreviations and words commonly used in the oil and gas industry and in this First Amendment to the Annual Report on Form 10-K.

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

ITEM 6. SELECTED FINANCIAL DATA

     SELECTED FINANCIAL DATA

     The selected financial data set forth below for the Company at and for each of the three fiscal years ended June 30, 1994, 1995 and 1996 and at June 30, 1995 and 1996 have been derived from the historical financial statements and notes thereto which are included elsewhere in this First Amendment to the Annual Report on Form 10-K. The selected financial data at and for each of the two fiscal years ended June 30, 1992 and 1993 and at June 30, 1994 have been derived from the historical financial statements. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto, which are included elsewhere in this Annual Report.



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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Tatham Offshore is an independent energy company engaged in the development and production of, and the exploration for, offshore oil and gas reserves, with activities concentrated in the Flextrend and Deepwater areas of the Gulf. Tatham Offshore's current portfolio of mineral leaseholds consist of 15 offshore oil and gas leases in the Gulf covering approximately 83,200 gross (72,500 net) acres which include producing properties and undeveloped leases. Although a substantial portion of Tatham Offshore's acreage is undeveloped, limited drilling results have established estimated proved reserves attributable to Tatham Offshore's interests in its leases of approximately 5.7 MMbbls of oil and condensate and 55.0 Bcf of gas as of June 30, 1996, based on a reserve report prepared by Ryder Scott.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the caption "Election of Directors" in the Company's definitive proxy statement (the "Proxy Statement") relating to the 1996 annual stockholders meeting (the "Annual Meeting"), is incorporated herein by reference. The information regarding executive officers of the Registrant is contained in Part I of this Annual Report under a separate item captioned "Executive Officers of the Registrant."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the captions "Election of Directors -- Certain Relationships and Related Transactions" and "Election of Directors -- Officer and Employee Deferred Compensation Arrangements", "Election of Directors -- Equity Incentive Plan", and "Election of Directors -- Non Employee Director Stock Option Plan" in the Proxy Statement is incorporated herein by reference.

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

---------------
      *  Filed herewith

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 29, 1996.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this First Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TATHAM OFFSHORE, INC.
                                (Registrant)




                                 By:  /s/ Dennis A. Kunetka
                                     ---------------------------
                                     Dennis A. Kunetka
                                     Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)
                                     June 24, 1998



     Pursuant to the requirements of the Securities Exchange Act of 1934, this First Amendment to the Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.


                     *                                                  *
------------------------------------------------    ----------------------------------------
Thomas P. Tatham                                    Donald S. Taylor
Chairman of the Board                               Director
June 24, 1998                                       June 24, 1998




------------------------------------------------    ----------------------------------------
Harry J. Briscoe                                    Robert H. Williams
Director                                            Director
June 24, 1998                                       June 24, 1998



                     *                                                  *
------------------------------------------------    ----------------------------------------
Kenneth E. Beeney                                   Diana J. Walters
Director and Vice President - Chief Geophysicist    Director and Chief Financial Officer
June 24, 1998                                       June 24, 1998


                      *                                                   *
------------------------------------------------    ------------------------------------------
Phillip G. Clarke                                   Roger B. Vincent, Sr.
Director                                            Director
June 24, 1998                                       June 24, 1998


                      *                                                   *
------------------------------------------------    ------------------------------------------
Humbert B. Powell, III                              James G. Niven
Director                                            Director
June 24, 1998                                       June 24, 1998


                      *
------------------------------------------------
Clyde E. Nath
Director
June 24, 1998


* By:  /s/ Dennis A. Kunetka
       -----------------------------------------
       Dennis A. Kunetka
       Attorney-in-Fact


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
                               =========        =========         ========

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Investments in oil and gas properties at June 30, 1996 and 1995 were comprised of the following:

                                                                 June 30,
                                                      --------------------------
                                                          1996              1995
                                                             (In thousands)
   Proved properties                                  $   5,446        $  10,461
   Unproved properties                                    2,143            2,142
   Wells, equipment and related facilities               70,569           61,770
                                                      ---------        ---------
      Total capitalized costs                            78,158           74,373
   Accumulated depreciation, depletion
     amortization and impairment                        (13,258)          (3,544)
                                                      --------         --------
      Net capitalized costs                           $  64,900        $  70,829
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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




                                                     Oil/Condensate         Natural gas
                                                       (barrels)              (MCF)
                                                    ----------------       ------------
                                                                (In thousands)
Proved reserves -- June 30, 1993(a)                            5,044             71,530
    Revisions of previous estimates                              566             (1,221)
    Purchase of reserves in place                                129                196
    Extensions, discoveries and other additions                3,606             25,570
    Production                                                  (395)            (2,937)
                                                              ------            -------
Proved reserves -- June 30, 1994                               8,950             93,138
    Revisions of previous estimates                                3             (7,146)
    Production                                                  (333)            (1,505)
    Sales of reserves in place                                (2,733)           (50,156)
                                                              ------            -------
Proved reserves -- June 30, 1995                               5,887             34,331
    Revisions of previous estimates                             (168)            (3,902)
    Purchase of reserves in place                                -               17,160
    Extensions, discoveries and other additions                  398              8,427
    Production                                                  (418)            (1,035)
                                                              ------            -------
Proved reserves -- June 30, 1996                               5,699             54,981
                                                              ======            =======

Proved developed reserves -- June 30, 1994                     4,176             19,988
                                                              ======            =======
Proved developed reserves -- June 30, 1995                     3,661             13,930
                                                              ======            =======
Proved developed reserves -- June 30, 1996                     3,388             35,274
                                                              ======            =======

(a) Because of the Securities and Exchange Commission's position with which the Company has complied, the Company has revised downward the standardized measure information and other disclosures relating to proved reserves contained in these notes.

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

In the Company's opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for the Company's proved oil and gas reserves is not representative of the reserve value. The standardized measure is intended only to assist financial statement users in making comparisons between companies. Further, because of the position of the Securities and Exchange Commission with which the Company has complied, the Company has revised downward the standarized measure information and other disclosures relating to proved reserves contained in these notes.


                                                                         June 30,
                                                       ----------------------------------------------
                                                          1996             1995             1994
                                                                       (In thousands)
Future cash inflows                                    $    240,358      $   159,516     $    358,382
Future production costs                                      74,996           48,694           98,121
Future development costs                                     44,624           44,401           92,506
Future income tax expenses                                      431             -              34,656
                                                       ------------     ------------     ------------
Future net cash flows                                       120,307           66,421          133,099
Annual discount at 10% rate                                  30,313           21,415           32,297
                                                       ------------     ------------     ------------
Standardized measure of discounted future
    net cash flows                                     $     89,994     $     45,006     $    100,802
                                                       ============     ============     ============

                                                                        June 30, 1996
                                                       ----------------------------------------------
                                                         Proved           Proved
                                                          Developed      Undeveloped        Total
                                                       ------------      -----------     ------------
                                                                       (In thousands)
Undiscounted estimated future net cash flows
    from proved reserves before income taxes           $     78,440     $     42,298     $    120,738
                                                       ============     ============     ============
Present value of future net cash flows from
    proved reserves before income taxes,
    discounted at 10%                                  $     59,296     $     30,698     $     89,994
                                                       ============     ============     ============

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




The following are the principal sources of change in the standardized measure:

                                                           1996             1995             1994
                                                       ------------     ------------     ------------
                                                                       (In thousands)
Beginning of year(1)                                   $     45,006     $    100,802     $     53,958
    Sales and transfers of oil and gas produced,
         net of production costs                             (8,678)          (3,156)          (8,616)
    Net changes in prices and production costs               26,798          (38,561)          (4,857)
    Extensions, discoveries and improved
         recovery, less related costs                         3,746              -             62,744
    Changes in estimated future development costs             2,587           (7,732)          (3.541)
    Previously estimated development costs
         incurred during the year                             1,987           13,000            1,074
    Revisions of previous quantity estimates                 (3,198)          (6,917)           2,217
    Purchase of reserves in place                            18,200              -                820
    Sales of reserves in place                                  -            (25,298)             -
    Net change in income taxes                                  -             18,410           (5,033)
    Accretion of discount                                     4,501            8,239            5,899
    Changes in production rates, timing and other              (955)         (13,781)          (3,863)
                                                       ------------     ------------     ------------
End of year(2)                                         $     89,994     $     45,006     $    100,802
                                                       ============     ============     ============

---------------
(1) Because of the Securities and Exchange Commission's position with which the Company has complied, the Company has revised downward the standardized measure information and other disclosures relating to proved reserves contained in these notes.

(2) The standardized measure calculations at June 30, 1995 and 1994 exclude the Company's obligations to pay demand charges to an affiliate relative to its Ewing Bank and Ship Shoal properties. These demand charges were prepaid in full during the year ended June 30, 1996. See Note 6.

                             INDEX TO EXHIBITS


Exhibit
Number                               Description
-------                              -----------

10.50                  Master Drilling Agreement

21.1                   Tatham Offshore, Inc. Subsidiaries

23.1                   Consent of Independent Accountants

23.2                   Consent of Ryder Scott Company Petroleum Engineers

27                     Financial Data Schedule