Form 10-K405/A
period 1997-06-30
TATHAM OFFSHORE INC
filed 1998-06-24
CIK 913358

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


================================================================================

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
  FIRST AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                 JUNE 30, 1997

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
                                                 ======      ======

     OIL AND GAS DRILLING ACTIVITY

     The following table sets forth the gross and net number of productive, dry and total exploratory wells and development wells that Tatham Offshore drilled in each of the years ended June 30, 1997, 1996 and 1995:

                                                 Year Ended June 30,
                         -------------------------------------------------------------------
                               1997                      1996                     1995
                         -------------------    --------------------     -------------------
                          Gross        Net       Gross         Net        Gross        Net
EXPLORATORY
   Natural Gas              --          --         --          --            --         --
   Oil                      --          --         --          --           2.00       1.50
   Dry                      --          --         --          --           2.00       2.00
                           ----        ----       ----        ----          ----       ----
     Total                  --          --         --          --           4.00       3.50
                           ====        ====       ====        ====          ====       ====

DEVELOPMENT
   Natural Gas             4.00        1.00       3.00         .75          1.00       1.00
   Oil                      --          --        1.00         .25           --         --
   Dry                      --          --        1.00         .25           --         --
                           ----        ----       ----        ----          ----       ----
     Total                 4.00        1.00       5.00        1.25          1.00       1.00
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

                10.21 Master Drilling Agreement and Drilling Order between Tatham Offshore, Inc. and Sedco Forex Division, Schlumberger Technology Corporation dated September 19, 1996 (filed as Exhibit 10.50 to Tatham Offshore's First Amendment to the Annual Report on Form 10-K for the fiscal year ended
                            June 30, 1996, and incorporated herein by reference).

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

                24.1 Power of Attorney (included on the signature pages hereof).

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

                                                 TATHAM OFFSHORE, INC.
                                                 (Registrant)

                                                  By:  /s/ Dennis A. Kunetka
                                                     ---------------------------
                                                     Dennis A. Kunetka
                                                     Chief Financial Officer
                                                     June 24, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this First Amendment to the Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.

                   *                                            *
----------------------------------------          -----------------------------
Thomas P. Tatham, Chairman of the Board           Donald S. Taylor, Director
June 24, 1998                                     June 24, 1998

                   *                                            *
----------------------------------------          -----------------------------
Antoine Gautreaux, Jr., Director and              Kenneth E. Beeney, Director and
  Chief Operating Officer                           Vice President - Chief Geophysicist
June 24, 1998                                     June 24, 1998

                   *                                            *
----------------------------------------          -----------------------------
E. Lynn Hill, Chief Financial Officer             Dennis A. Kunetka, Chief Financial Officer
June 24, 1998                                       (Principal Financial Officer and Principal Accounting Officer)
                                                  June 24, 1998

                   *                                            *
----------------------------------------          -----------------------------
Jonathan D. Pollock, Director                     Diana J. Walters, Director
June 24, 1998                                     June 24, 1998

                   *                                            *
----------------------------------------          -----------------------------
Phillip G. Clarke, Director                       Roger B. Vincent, Sr., Director
June 24, 1998                                     June 24, 1998

                   *                                            *
----------------------------------------          -----------------------------
Humbert B. Powell, III, Director                  James G. Niven, Director
June 24, 1998                                     June 24, 1998

                   *
----------------------------------------
Clyde E. Nath, Director
June 24, 1998


*By:    /s/ Dennis A. Kunetka
----------------------------------------
            Dennis A. Kunetka
            Attorney-in-Fact

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

NOTE 3 - OIL AND GAS PROPERTIES:

Capitalized Costs

                                                                  June 30,
                                                        ---------------------------
                                                           1997              1996
                                                                (In thousands)
    Proved properties                                   $   5,446         $   5,446
    Unproved properties                                     2,143             2,143
    Wells, equipment and related facilities                73,492            70,569
                                                        ---------         ---------
       Total capitalized costs                             81,081            78,158
    Accumulated depreciation, depletion
      amortization and impairment                         (50,329)          (13,258)
                                                        ---------         ---------
       Net capitalized costs                            $  30,752         $  64,900
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

                                                                      Oil/Condensate       Natural gas
                                                                        (barrels)             (MCF)
                                                                    ----------------   -------------------
                                                                               (In thousands)
Proved reserves -- June 30, 1994 (a)                                           8,950              93,138
     Revisions of previous estimates                                               3              (7,146)
     Production                                                                 (333)             (1,505)
     Sales of reserves in place                                               (2,733)            (50,156)
                                                                     ---------------    ----------------
Proved reserves - June 30, 1995                                                5,887              34,331
     Revisions of previous estimates                                            (168)             (3,902)
     Purchase of reserves in place                                               --               17,160
     Extensions, discoveries and other additions                                 398               8,427
     Production                                                                 (418)             (1,035)
                                                                     ---------------    ----------------
Proved reserves -- June 30, 1996                                               5,699              54,981
     Revisions of previous estimates (b)                                      (5,440)            (36,049)
     Extensions, discoveries and other additions                                  36                 540
     Production                                                                 (170)             (7,180)
                                                                     ---------------    ----------------
Proved reserves -- June 30, 1997                                                 125              12,292
                                                                     ===============    ================

Proved developed reserves -- June 30, 1995                                     3,661              13,930
                                                                     ===============    ================
Proved developed reserves -- June 30, 1996                                     3,388              35,274
                                                                     ===============    ================
Proved developed reserves -- June 30, 1997                                       125              12,292
                                                                     ===============    ================

------------

(a) Because of the Securities and Exchange Commission's position with which the Company has complied, the Company has revised downward the standardized measure information and other disclosures relating to proved reserves contained in these notes.

(b) The revisions of previous estimates of proved reserves from June 30, 1996 to June 30, 1997 were caused by (i) the elimination of 3.2 million barrels of oil and 24,369 MMcf of gas as a result of the assignment of the working interests in Ship Shoal Block 331 and (ii) the elimination of 2.1 million barrels of oil and 3,178 MMcf of gas as a result of the abandonment of the Ewing Bank Block 914 #2 well.

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

                                                                            June 30,
                                                          -----------------------------------------------
                                                             1997             1996              1995
                                                                          (In thousands)
Future cash inflows                                       $     31,512     $    240,358      $    159,516
Future production costs                                         16,750           74,996            48,694
Future development costs                                         2,096           44,624            44,401
Future income tax expenses                                        --                431               --
                                                          ------------     ------------      -----------
Future net cash flows                                           12,666          120,307            66,421
Annual discount at 10% rate                                      1,623           30,313            21,415
                                                          ------------     ------------      ------------
Standardized measure of discounted future
     net cash flows                                       $     11,043     $     89,994      $     45,006
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
                                                          ============     ============      ============

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following are the principal sources of change in the standardized measure (in thousands):

                                                          1997           1996           1995
                                                       ---------      ---------      ----------
Beginning of year(1)                                      $  89,994      $  45,006      $ 100,802
     Sales and transfers of oil and gas produced,
         net of production costs                         (13,771)        (8,678)        (3,156)
     Net changes in prices and production costs          (35,355)        26,798        (38,561)
     Extensions, discoveries and improved
         recovery, less related costs                        627          3,746             --
     Changes in estimated future development costs        28,959          2,587         (7,732)
     Previously estimated development costs
         incurred during the year                          2,976          1,987         13,000
     Revisions of previous quantity estimates            (47,259)(2)     (3,198)        (6,917)
     Purchase of reserves in place                            --         18,200             --
     Sales of reserves in place                               --             --        (25,298)
     Net change in income taxes                               --             --         18,410
     Accretion of discount                                 8,999          4,501          8,239
     Changes in production rates, timing and other       (24,127)          (955)       (13,781)
                                                       ---------      ---------      ---------
End of year(3)                                         $  11,043      $  89,994      $  45,006
                                                       =========      =========      =========

---------------

(1) Because of the Securities and Exchange Commission's position with which the Company has complied, the Company has revised downward the standardized measure information and other disclosures relating to proved reserves contained in these notes.

2) The revisions of previous estimates of proved reserves from June 30, 1996 to June 30, 1997 were caused by (i) the elimination of 3.2 million barrels of oil and 24,369 MMcf of gas as a result of the assignment of the working interests in Ship Shoal Block 331 and (ii) the elimination of 2.1 million barrels of oil and 3,178 MMcf of gas as a result of the abandonment of the Ewing Bank Block 914 #2 well.

(3) The standardized measure calculations at June 30, 1995 exclude the Company's obligations to pay demand charges to an affiliate relative to its Ewing Bank and Ship Shoal properties. These demand charges were prepaid in full during the year ended June 30, 1996. See Note 3.

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