Form 10-K405/A
period 1996-06-30
TATHAM OFFSHORE INC
filed 1998-07-06
CIK 913358

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

================================================================================

                             TATHAM OFFSHORE, INC.
  SECOND AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
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

     THE FOLLOWING TEXT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE MORE DETAILED INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS (INCLUDING THE NOTES THERETO) APPEARING ELSEWHERE IN THIS SECOND AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K (THE "ANNUAL REPORT"). UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES IN THIS ANNUAL REPORT TO "TATHAM OFFSHORE" OR TO THE "COMPANY" OR ITS OPERATIONS SHALL MEAN TATHAM OFFSHORE, INC., A DELAWARE CORPORATION. FOR A DESCRIPTION OF CERTAIN ITEMS USED HEREIN RELATING TO THE OIL AND GAS INDUSTRY, SEE ITEM 1. "BUSINESS -- CERTAIN DEFINITIONS."

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

                                                  June 30, 1996
                                       Oil (Mbbl)            Gas(1) (MMcf)
                                 ---------------------------------------------------
                                   Proved       Proved       Proved        Proved
                                 Developed    Undeveloped   Developed    Undeveloped

Phar Lap(2)                          --           --          15,694        1,466
Silent Beauty                          20         --           1,847         --
Genuine Risk                          978        2,214         8,021       16,348
Seattle Slew                        2,088         --           3,178         --
Sunday Silence                       --          6,168          --          7,279
                                    -----       ------        ------      -------
   Subtotal                         3,086        8,382        28,740       25,093
Reversionary Interest
  in Assigned Properties              302           96         6,534        1,893
                                    -----       ------        ------      -------
   As previously filed .            3,388        8,478        35,274       26,986
Adjustment -
   Sunday Silence(3)                 --         (6,168)         --         (7,279)
                                    -----       ------        ------      -------
Adjusted proved reserves            3,388        2,310        35,274       19,707
                                    =====       ======        ======      =======

--------------------------
(1) Gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit.
(2) The Company's 25% working interest in Phar Lap is subject to a $16.0 million Convertible Production Payment payable from 25% of the net proceeds from such interest. See "-- Oil and Gas Properties -- Description of Properties -- Phar Lap (Viosca Knoll Block 817)."
(3) Tatham Offshore amended this Annual Report to revise downward its proved reserves in response to the Securities and Exchange Commission's position.

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

     Furthermore, Tatham Offshore's Phar Lap property has only been producing since December 1995 and, accordingly, estimates of future production are based on this limited history. Estimates with respect to proved undeveloped reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. A significant portion of Tatham Offshore's reserves is based upon volumetric calculations. Further, Tatham Offshore's proved undeveloped reserves will require substantial additional capital to develop and produce. There can be no assurance that Tatham Offshore will be able to finance the development and production of such reserves. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

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

                                                                        June 30, 1996
                                                         --------------------------------------------
                                                            Proved          Proved           Total
                                                           Developed      Undeveloped       Proved
                                                                        (In thousands)

  Estimated future net cash flows from
     proved reserves before income taxes, as
     previously filed (1)............................    $   78,440       $   87,471      $   165,911
  Adjustment - Sunday Silence field (1) (2) .........         --             (45,173)         (45,173)
                                                         ----------       ----------      -----------
  Adjusted estimated future net cash flows from
     proved reserves before income taxes (1).........    $   78,440       $   42,298      $   120,738
                                                         ==========       ==========      ===========

  Present value of estimated future net cash flows
     from proved reserves before
     income taxes (discounted at 10%), as
     previously filed (1)............................    $   59,296       $   49,717      $   109,013
  Adjustment - Sunday Silence field(1) (2) ..........         --             (19,019)         (19,019)
                                                         ----------       ----------      -----------
  Adjusted present value of estimated future net
     cash flows from proved reserves before
     income taxes (discounted at 10%) (1)............    $   59,296       $   30,698      $    89,994
                                                         ==========       ==========      ===========

--------------
(1) In preparing such estimates, Ryder Scott used prices of $19.27 per barrel of oil and $2.48 per Mcf of gas as of June 30, 1996, the weighted average prices that Tatham Offshore estimates it would have received, assuming production from all of its properties with proved reserves.
(2) Tatham Offshore amended this Annual Report to revise downward its proved reserves in response to the Securities and Exchange Commission's position.

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

                              CERTAIN DEFINITIONS

     The following are abbreviations and words commonly used in the oil and gas industry and in this Second Amendment to the Annual Report on Form 10-K.

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

ITEM 6. SELECTED FINANCIAL DATA

     SELECTED FINANCIAL DATA

     The selected financial data set forth below for the Company at and for each of the three fiscal years ended June 30, 1994, 1995 and 1996 and at June 30, 1995 and 1996 have been derived from the historical financial statements and notes thereto which are included elsewhere in this Second Amendment to the Annual Report on Form 10-K. The selected financial data at and for each of the two fiscal years ended June 30, 1992 and 1993 and at June 30, 1994 have been derived from the historical financial statements. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto, which are included elsewhere in this Annual Report.



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


  10.50 Master Drilling Agreement and Drilling Order between Tatham Offshore, Inc. and Sedco Forex Division, Schlumberger Technology Corporation dated September 19, 1996 (filed as Exhibit 10.50 to the Tatham Offshore First Amendment to the Annual Report on
           Form 10-K/A for the fiscal year ended June 30, 1996, Commission File No. 0-22892 and incorporated herein by reference).


   21.1*   List of Subsidiaries of Tatham Offshore, Inc..


   23.1*   Consent of Independent Accountants, PricewaterhouseCoopers LLP.


   23.2* Consent of Ryder Scott Company Petroleum Engineers, Independent Petroleum Engineers.


   24.1 Power of Attorney (included on the signatures pages of Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1996).


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


                                TATHAM OFFSHORE, INC.
                                (Registrant)




                                 By:  /s/ Dennis A. Kunetka
                                     ---------------------------
                                     Dennis A. Kunetka
                                     Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)
                                     July 6, 1998



     Pursuant to the requirements of the Securities Exchange Act of 1934, this First Amendment to the Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.


                     *                                                  *
------------------------------------------------    ----------------------------------------
Thomas P. Tatham                                    Donald S. Taylor
Chairman of the Board                               Director
July 6, 1998                                        July 6, 1998




------------------------------------------------    ----------------------------------------
Harry J. Briscoe                                    Robert H. Williams
Director                                            Director
July 6, 1998                                        July 6, 1998



                     *                                                  *
------------------------------------------------    ----------------------------------------
Kenneth E. Beeney                                   Diana J. Walters
Director and Vice President - Chief Geophysicist    Director and Chief Financial Officer
July 6, 1998                                        July 6, 1998




                     *                                                  *
------------------------------------------------    ----------------------------------------
Phillip G. Clarke                                   Roger B. Vincent, Sr.
Director                                            Director
July 6, 1998                                        July 6, 1998


                     *                                                  *
------------------------------------------------    ----------------------------------------
Humbert B. Powell, III                              James G. Niven
Director                                            Director
July 6, 1998                                        July 6, 1998


                     *
------------------------------------------------
Clyde E. Nath
Director
July 6, 1998


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
                               =========        =========         ========

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Investments in oil and gas properties at June 30, 1996 and 1995 were comprised of the following:

                                                                              June 30,
                                         ---------------------------------------------------------------------------------------
                                                            1996                                        1995
                                         -----------------------------------------    ------------------------------------------
                                         As Previously                     As         As Previously                       As
                                             Filed     Reclassifications  Adjusted      Filed       Reclassifications  Adjusted
                                         ------------- -----------------  --------    ------------- -----------------  ---------
Proved properties                          $   6,050      $    (604)      $   5,446     $  11,064      $    (603)      $  10,461
Unproved properties                            1,539            604           2,143         1,539            603           2,142
Wells, equipment and related facilities       70,569            --           70,569        61,770            --           61,770
                                           ---------      ---------       ---------     ---------      ---------       ---------
    Total capitalized costs                   78,158            --           78,158        74,373            --           74,373
Accumulated depreciation, depletion
   amortization and impairment               (13,258)           --          (13,258)       (3,544)           --           (3,544)
                                           ---------      ---------       ---------     ---------      ---------       ---------
    Net capitalized costs                  $  64,900      $     --        $  64,900     $  70,829      $     --        $  70,829
                                           =========      =========       =========     =========      =========       =========


The results of operations for oil and gas activities shown below exclude corporate overhead, interest costs and income tax benefits.

                                                          For the year ended June 30,
                                                ---------------------------------------------
                                                   1996              1995              1994
                                                                (In thousands)
Oil and gas sales                               $   16,070       $    8,054       $   12,146
Production and operating expenses                  (13,203)         (13,745)          (8,509)
Exploration expenses                                  (637)         (11,459)          (3,067)
Depreciation, depletion and amortization            (9,758)          (1,210)            (447)
Impairment                                              -                -              (536)
                                                ----------        ---------       ----------
Results of operations from oil and gas
    activities (excluding corporate overhead,
    interest costs and income tax benefits)     $   (7,528)      $  (18,360)      $     (413)
                                                ==========       ==========       ==========

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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




                                                                    Oil/Condensate (barrels)
                                                    ------------------------------------------------
                                                    As Previously
                                                        Filed         Adjustments(a)     As Adjusted
                                                    -------------     --------------     -----------
                                                                      (In thousands)
Proved reserves -- June 30, 1993                           5,044            --             5,044
     Revisions of previous estimates                         566            --               566
     Purchase of reserves in place                           129            --               129
     Extensions, discoveries and other additions           8,007          (4,401)          3,606
     Production                                             (395)           --              (395)
                                                         -------          ------          ------
Proved reserves -- June 30, 1994                          13,351          (4,401)          8,950
     Revisions of previous estimates                           3            --                 3
     Extensions, discoveries and other additions           1,767          (1,767)           --
     Production                                             (333)           --              (333)
     Sales of reserves in place                           (2,733)           --            (2,733)
                                                         -------          ------          ------
Proved reserves - June 30, 1995                           12,055          (6,168)          5,887
     Revisions of previous estimates                        (168)           --              (168)
     Extensions, discoveries and other additions             398            --               398
     Production                                             (418)           --              (418)
                                                         -------          ------          ------
Proved reserves -- June 30, 1996                          11,867          (6,168)          5,699
                                                         =======          ======          ======

Proved developed reserves -- June 30, 1994                 4,176            --             4,176
                                                         =======          ======          ======
Proved developed reserves -- June 30, 1995                 3,661            --             3,661
                                                         =======          ======          ======
Proved developed reserves -- June 30, 1996                 3,388            --             3,388
                                                         =======          ======          ======

-------------------

(a) The Company has complied with the Securities and Exchange Commission's position by revising downward the proved reserves associated with the Company's Sunday Silence field.

                                                                     Natural gas (MCF)
                                                    ------------------------------------------------
                                                    As Previously
                                                        Filed         Adjustments(a)     As Adjusted
                                                    -------------     --------------     -----------
                                                                      (In thousands)
Proved reserves -- June 30, 1993                          71,530            --             71,530
     Revisions of previous estimates                      (1,221)           --             (1,221)
     Purchase of reserves in place                           196            --                196
     Extensions, discoveries and other additions          31,732          (6,162)          25,570
     Production                                           (2,937)           --             (2,937)
                                                         -------          ------          -------
Proved reserves -- June 30, 1994                          99,300          (6,162)          93,138
     Revisions of previous estimates                      (7,146)           --             (7,146)
     Extensions, discoveries and other additions           1,117          (1,117)            --
     Production                                           (1,505)           --             (1,505)
     Sales of reserves in place                          (50,156)           --            (50,156)
                                                         -------          ------          -------
Proved reserves - June 30, 1995                           41,610          (7,279)          34,331
     Revisions of previous estimates                      (3,902)           --             (3,902)
     Purchase of reserves in place                        17,160            --             17,160
     Extensions, discoveries and other additions           8,427            --              8,427
     Production                                           (1,035)           --             (1,035)
                                                         -------          ------          -------
Proved reserves -- June 30, 1996                          62,260          (7,279)          54,981
                                                         =======          ======          =======

Proved developed reserves -- June 30, 1994                19,988            --             19,988
                                                         =======          ======          =======
Proved developed reserves -- June 30, 1995                13,930            --             13,930
                                                         =======          ======          =======
Proved developed reserves -- June 30, 1996                35,274            --             35,274
                                                         =======          ======          =======

-------------------

(a) The Company has complied with the Securities and Exchange Commission's position by revising downward the proved reserves associated with the Company's Sunday Silence field.

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

Furthermore, Tatham Offshore's wells have only been producing for a short period of time and, accordingly, estimates of future production are based on this limited history. Estimates with respect to proved undeveloped reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual productio history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. A significant portion of Tatham Offshore's reserves is based upon volumetric calculations.

The Company anticipates substantial future capital expenditures associated with the full development of its oil and gas properties. Realization of the full potential of the Company's properties is dependent upon the ability to obtain sufficient additional capital or project financing.

Future net cash flows

The standardized measure of discounted future net cash flows relating to the Company's proved oil and gas reserves is calculated and presented in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." Accordingly, future cash inflows were determined by applying year-end oil and gas prices to the Company's estimated share of future production from proved oil and gas reserves. The average prices utilized in the calculation of the standardized measure of discounted future net cas flows at June 30, 1996 were $19.27 per barrel of oil and $2.48 per MCF of gas. Future production and development costs were computed by applying year-end costs to future years. Future income taxes were derived by applying year-end statutory tax rates to the estimated net future cash flows taking into consideration the Company's NOL carryforwards. A prescribed 10% discount factor was applied to the future net cash flows.

In the Company's opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for the Company's proved oil and gas reserves is not representative of the reserve value. The standardized measure is intended only to assist financial statement users in making comparisons between companies.

                                                                           June 30, 1996
                                                        --------------------------------------------------
                                                         As Previously
                                                            Filed          Adjustment(a)       As Adjusted
                                                        --------------     -------------       -----------
                                                                           (In thousands)
Future cash inflows                                       $  383,130        $ (142,772)         $  240,358
Future production costs                                     (128,195)           53,199             (74,996)
Future development costs                                     (89,024)           44,400             (44,624)
Future income tax expenses                                   (14,882)           14,451                (431)
                                                           ---------       -----------          ----------
Future net cash flows                                        151,029           (30,722)            120,307
Annual discount at 10% rate                                  (47,346)           17,033             (30,313)
                                                           ---------       -----------          ----------
Standardized measure of discounted future
     net cash flows                                        $ 103,683        $  (13,689)         $   89,994
                                                           =========       ===========          ==========

----------------------
(a) The Company has complied with the position of the Securities and Exchange Commission by revising downward the standardized measure information related to the Company's Sunday Silence field.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




                                                                                     June 30, 1995
                                                                  ---------------------------------------------------
                                                                  As Previously
                                                                      Filed           Adjustments(a)      As Adjusted
                                                                  -------------       --------------      -----------
                                                                                     (In thousands)
Future cash inflows                                                 $ 275,415          $(115,899)         $ 159,516
Future production costs                                              (100,638)            51,944            (48,694)
Future development costs                                              (88,801)            44,400            (44,401)
Future income tax expenses                                               --                 --                 --
                                                                    ---------          ---------          ---------
Future net cash flows                                                  85,976            (19,555)            66,421
Annual discount at 10% rate                                           (37,993)            16,578            (21,415)
                                                                    ---------          ---------          ---------
Standardized measure of discounted future
     net cash flows                                                 $  47,983          $  (2,977)         $  45,006
                                                                    =========          =========          =========

------------------
(a) The Company has complied with the position of the Securities and Exchange Commission by revising downward the standardized measure information related to the Company's Sunday Silence field.

                                                                                     June 30, 1994
                                                                  ---------------------------------------------------
                                                                  As Previously
                                                                      Filed           Adjustments(a)      As Adjusted
                                                                  -------------       --------------      -----------
                                                                                     (In thousands)
Future cash inflows                                                 $ 449,764          $(91,382)         $ 358,382
Future production costs                                              (131,939)           33,818            (98,121)
Future development costs                                             (121,256)           28,750            (92,506)
Future income tax expenses                                            (40,901)            6,245            (34,656)
                                                                    ---------          --------           --------
Future net cash flows                                                 155,668           (22,569)           133,099
Annual discount at 10% rate                                           (48,003)           15,706            (32,297)
                                                                    ---------          --------           --------
Standardized measure of discounted future
     net cash flows                                                 $ 107,665          $ (6,863)         $ 100,802
                                                                    =========          ========          =========

------------------
(a) The Company has complied with the position of the Securities and Exchange Commission by revising downward the standardized measure information related to the Company's Sunday Silence field.

                                                                                     June 30, 1996
                                                                  ---------------------------------------------------
                                                                  As Previously
                                                                      Filed           Adjustments(a)      As Adjusted
                                                                  -------------       --------------      -----------
                                                                                     (In thousands)
Undiscounted estimated future net cash flows
     from proved reserves before income taxes                       $78,440            $ 87,471           $ 165,911
Adjustment - Sunday Silence field (a)                                  --               (45,173)            (45,173)
                                                                    -------            --------           ---------
Adjusted undiscounted estimated future net cash
     flows from proved reserves before income taxes                 $78,440            $ 42,298           $ 120,738
                                                                    =======            ========           =========

Present value of future net cash flows from
     proved reserves before income taxes,
     discounted at 10%                                              $59,296            $ 49,717           $ 109,013
Adjustment - Sunday Silence field (a)                                  --               (19,019)            (19,019)
                                                                    -------            --------           ---------
Adjusted present value of future net cash flows
   from proved reserves before income taxes,
     discounted at 10%                                              $59,296            $ 30,698           $  89,994
                                                                    =======            ========           =========

(a) The Company has complied with the position of the Securities and Exchange Commission by revising downward the standardized measure information related to the Company's Sunday Silence field.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



The following are the principal sources of change in the standardized measure:


                                                                                Year Ended June 30, 1996
                                                                  ---------------------------------------------------
                                                                  As Previously
                                                                      Filed           Adjustments(a)      As Adjusted
                                                                  -------------       --------------      -----------
                                                                                     (In thousands)
Beginning of year                                                   $  47,983          $ (2,977)         $ 45,006
     Sales and transfers of oil and gas produced,
         net of production costs                                       (8,678)             --              (8,678)
     Net changes in prices and production costs                        38,730           (11,932)           26,798
     Extensions, discoveries and improved
         recovery, less related costs                                   3,746              --               3,746
     Changes in estimated future development costs                      5,764            (3,177)            2,587
     Previously estimated development costs
         incurred during the year                                       1,987              --               1,987
     Revisions of previous quantity estimates                          (3,198)             --              (3,198)
     Purchase of reserves in place                                     18,200              --              18,200
     Net change in income taxes                                        (5,330)            5,330              --
     Accretion of discount                                              4,798              (297)            4,501
     Changes in production rates, timing and other                       (319)             (636)             (955)
                                                                    ---------          --------          --------
End of year (b)                                                     $ 103,683          $(13,689)         $ 89,994
                                                                    =========          ========          ========

-------------------
(a) The Company has complied with the position of the Securities and Exchange Commission by revising downward the standardized measure information related to the Company's Sunday Silence field.
(b) The standardized measure calculations at June 30, 1995 exclude the Company's obligations to pay demand charges to an affiliate relative to its Ewing Bank and Ship Shoal properties. These demand charges were prepaid in full during the year ended June 30, 1996. See Note 6.

                                                                                Year Ended June 30, 1995
                                                                  ---------------------------------------------------
                                                                  As Previously
                                                                      Filed           Adjustments(a)      As Adjusted
                                                                  -------------       --------------      -----------
                                                                                     (In thousands)
Beginning of year                                                   $ 107,665          $ (6,863)         $ 100,802
     Sales and transfers of oil and gas produced,
         net of production costs                                       (3,156)             --               (3,156)
     Net changes in prices and production costs                       (32,805)           (5,756)           (38,561)
     Extensions, discoveries and improved
         recovery, less related costs                                   1,227            (1,227)              --
     Changes in estimated future development costs                    (10,909)            3,177             (7,732)
     Previously estimated development costs
         incurred during the year                                      13,000              --               13,000
     Revisions of previous quantity estimates                          (6,917)             --               (6,917)
     Sales of reserves in place                                       (25,298)             --              (25,298)
     Net change in income taxes                                        18,410              --               18,410
     Accretion of discount                                             12,607            (4,368)             8,239
     Changes in production rates, timing and other                    (25,841)           12,060            (13,781)
                                                                    ---------          --------          ---------
End of year (b)                                                     $  47,983          $ (2,977)         $  45,006
                                                                    =========          ========          =========

-------------------
(a) The Company has complied with the position of the Securities and Exchange Commission by revising downward the standardized measure information related to the Company's Sunday Silence field.
(b) The standardized measure calculations at June 30, 1995 and 1994 exclude the Company's obligations to pay demand charges to an affiliate relative to its Ewing Bank and Ship Shoal properties. These demand charges were prepaid in full during the year ended June 30, 1996. See Note 6.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                 Year Ended June 30, 1994
                                                                  ---------------------------------------------------
                                                                  As Previously
                                                                      Filed           Adjustments(a)      As Adjusted
                                                                  -------------       --------------      -----------
                                                                                     (In thousands)
Beginning of year                                                   $  53,958            $  --             $  53,958
     Sales and transfers of oil and gas produced,
         net of production costs                                       (8,616)              --                (8,616)
     Net changes in prices and production costs                        (4,892)                35              (4,857)
     Extensions, discoveries and improved
         recovery, less related costs                                  68,558             (5,814)             62,744
     Changes in estimated future development costs                     (5,428)             1,887              (3,541)
     Previously estimated development costs
         incurred during the year                                       1,074               --                 1,074
     Revisions of previous quantity estimates                           2,135                 82               2,217
     Purchase of reserves in place                                        820               --                   820
     Net change in income taxes                                        (3,984)            (1,049)             (5,033)
     Accretion of discount                                              6,838               (939)              5,899
     Changes in production rates, timing and other                     (2,798)            (1,065)             (3,863)
                                                                    ---------            -------           ---------
End of year (b)                                                     $ 107,665            $(6,863)          $ 100,802
                                                                    =========            =======           =========

------------------
(a) The Company has complied with the position of the Securities and Exchange Commission by revising downward the standardized measure information related to the Company's Sunday Silence field.
(b) The standardized measure calculations at June 30, 1994 exclude the Company's obligations to pay demand charges to an affiliate relative to its Ewing Bank and Ship Shoal properties. These demand charges were prepaid in full during the year ended June 30, 1996. See Note 6.

                             INDEX TO EXHIBITS


Exhibit
Number                               Description
-------                              -----------

21.1                   Tatham Offshore, Inc. Subsidiaries

23.1                   Consent of Independent Accountants

23.2                   Consent of Ryder Scott Company Petroleum Engineers