Form 10-K405/A
period 1997-06-30
TATHAM OFFSHORE INC
filed 1998-07-06
CIK 913358

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


================================================================================

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
  SECOND AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                 JUNE 30, 1997


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


                10.21 Master Drilling Agreement and Drilling Order between Tatham Offshore, Inc. and Sedco Forex Division, Schlumberger Technology Corporation dated September 19, 1996 (filed as Exhibit 10.50 to Tatham Offshore's First Amendment to the Annual Report on Form 10-K/A for the fiscal year ended June 30, 1996, and incorporated herein by reference).



                10.22 Fourth Amendment to First Amended and Restated Management Agreement Between DeepTech International Inc. and Tatham Offshore, Inc. dated as of May 1, 1997 (filed as Exhibit 10.22 to Tatham Offshore's First Amendment to the Annual Report on Form 10-K/A for the fiscal year ended June 30, 1997, and incorporated herein by reference).


                21.1*       List of Subsidiaries of Tatham Offshore, Inc.


                23.1*       Consent of Independent Accountants,
                            PricewaterhouseCoopers LLP.


                23.2* Consent of Ryder Scott Company Petroleum Engineers, Independent Petroleum Engineers.

                24.1 Power of Attorney (included on the signature pages of Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).



---------------
   *  Filed herewith

(b)   Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this First Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TATHAM OFFSHORE, INC.
                                                 (Registrant)


                                                  By:  /s/ Dennis A. Kunetka
                                                     ---------------------------
                                                     Dennis A. Kunetka
                                                     Chief Financial Officer
                                                     July 6, 1998



     Pursuant to the requirements of the Securities Exchange Act of 1934, this First Amendment to the Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.


                   *                                            *
----------------------------------------          -----------------------------
Thomas P. Tatham, Chairman of the Board           Donald S. Taylor, Director
July 6, 1998                                      July 6, 1998

                   *                                            *
----------------------------------------          -----------------------------
Antoine Gautreaux, Jr., Director and              Kenneth E. Beeney, Director and
  Chief Operating Officer                           Vice President - Chief Geophysicist
July 6, 1998                                      July 6, 1998

                   *                              /s/ Dennis A. Kunetka
----------------------------------------          -----------------------------
E. Lynn Hill, Chief Financial Officer             Dennis A. Kunetka, Chief Financial Officer
July 6, 1998                                       (Principal Financial Officer and Principal Accounting Officer)
                                                   July 6, 1998

                   *                                            *
----------------------------------------          -----------------------------
Jonathan D. Pollock, Director                     Diana J. Walters, Director
July 6, 1998                                      July 6, 1998

                   *                                            *
----------------------------------------          -----------------------------
Phillip G. Clarke, Director                       Roger B. Vincent, Sr., Director
July 6, 1998                                      July 6, 1998

                   *                                            *
----------------------------------------          -----------------------------
Humbert B. Powell, III, Director                  James G. Niven, Director
July 6, 1998                                      July 6, 1998

                   *
----------------------------------------
Clyde E. Nath, Director
July 6, 1998


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

NOTE 3 - OIL AND GAS PROPERTIES:

Capitalized Costs

                                                                              June 30,
                                       -------------------------------------------------------------------------------------
                                                           1997                                     1996
                                       ------------------------------------------ -----------------------------------------
                                       As Previously                        As     As Previously                        As
                                           Filed       Reclassifications  Adjusted      Filed     Reclassifications   Adjusted
                                        -----------    -----------------  -------- -------------  -----------------   --------
Proved properties                       $     6,050     $         (604)  $    5,446  $    6,050    $          (604)  $     5,446
Unproved properties                           1,539                604        2,143       1,539                604         2,143
Wells, equipment and related facilities      73,492                --        73,492      70,569                --         70,569
                                        -----------     --------------   ----------  ----------    ---------------   -----------
   Total capitalized costs                   81,081                --        81,081      78,158                --         78,158
Accumulated depreciation, depletion
   amortization and impairment              (50,329)               --       (50,329)    (13,258)               --        (13,258)
                                        -----------     --------------   ----------  ----------    ---------------   -----------
   Net capitalized costs                $    30,752     $          --    $   30,752  $   64,900    $           --    $    64,900
                                        ===========     ==============   ==========  ==========    ===============   ===========

Costs Incurred in Oil and Gas Acquisition, Exploration and Development
Activities

                                                                   Year ended June 30,
                                                       ------------------------------------------
                                                          1997              1996             1995
                                                                      (In thousands)
   Acquisition of proved properties                   $      -         $   2,373        $     --

   Exploration                                              542              637           11,459
   Development                                            2,923            8,799           20,559
                                                      ---------        ---------        ---------
         Total costs incurred                         $   3,465        $  11,809        $  32,018
                                                      =========        =========        =========

Results of Operations for Oil and Gas Producing Activities

                                                                   Year ended June 30,
                                                       ------------------------------------------
                                                         1997             1996             1995
                                                                     (In thousands)
Oil and gas sales                                     $   20,723      $   16,070       $    8,054
Production and operating expenses                         (8,465)        (13,203)         (13,745)
Exploration expenses                                        (542)           (637)         (11,459)
Depreciation, depletion and amortization                  (5,364)         (1,758)          (1,210)
Impairment, abandonment and other                        (41,674)         (8,000)              --
                                                      ----------      ----------       ----------
Results of operations from oil and gas producing
   activities (excluding corporate overhead,
   interest costs and income tax benefits)            $  (35,322)     $   (7,528)      $  (18,360)
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

                                                                       Oil/Condensate (barrels)
                                                            ----------------------------------------------
                                                            As Previously
                                                                Filed       Adjustments (a)    As Adjusted
                                                            ------------    -----------       ------------
                                                                            (In thousands)
Proved reserves -- June 30, 1994                                  13,351          (4,401)            8,950
    Revisions of previous estimates                                    3              --                 3
    Extensions, discoveries and other additions                    1,767          (1,767)              --
    Production                                                      (333)             --              (333)
    Sales of reserves in place                                    (2,733)             --            (2,733)
                                                            ------------    ------------      ------------
Proved reserves - June 30, 1995                                   12,055          (6,168)            5,887
    Revisions of previous estimates                                 (168)             --              (168)
    Extensions, discoveries and other additions                      398              --               398
    Production                                                      (418)             --              (418)
                                                            ------------    ------------      ------------
Proved reserves -- June 30, 1996                                  11,867          (6,168)            5,699
    Revisions of previous estimates                              (11,608)          6,168            (5,440)(b)
    Extensions, discoveries and other additions                       36              --                36
    Production                                                      (170)             --              (170)
                                                            ------------     -----------      ------------
Proved reserves -- June 30, 1997                                     125              --               125
                                                            ============     ===========      ============

Proved developed reserves -- June 30, 1995                         3,661              --             3,661
                                                            ============     ===========      ============
Proved developed reserves -- June 30, 1996                         3,388              --             3,388
                                                            ============     ===========      ============
Proved developed reserves -- June 30, 1997                           125              --               125
                                                            ============     ===========      ============

-----------------
(a) The Company has complied with the Securities and Exchange Commission's position by revising downward the proved reserves associated with the Company's Sunday Silence field.
(b) The revisions of previous estimates of proved reserves from June 30, 1996 to June 30, 1997 were caused by (i) the elimination of 3.2 million barrels as a result of the assignment of the working interests in Ship Shoal Block 331 to a third party and (ii) the elimination of 2.1 million barrels as a result of the abandonment of the Ewing Bank Block 914 #2 well.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                                          Natural gas (MCF)
                                                            ----------------------------------------------
                                                            As Previously
                                                               Filed         Adjustments (a)   As Adjusted
                                                            ------------     -----------       -----------
                                                                            (In thousands)
Proved reserves -- June 30, 1994                                  99,300          (6,162)           93,138
    Revisions of previous estimates                               (7,146)             --            (7,146)
    Extensions, discoveries and other additions                    1,117          (1,117)              --
    Production                                                    (1,505)             --            (1,505)
    Sales of reserves in place                                   (50,156)             --           (50,156)
                                                            ------------     -----------       -----------
Proved reserves - June 30, 1995                                   41,610          (7,279)           34,331
    Revisions of previous estimates                               (3,902)             --            (3,902)
    Purchase of reserves in place                                 17,160              --            17,160
    Extensions, discoveries and other additions                    8,427              --             8,427
    Production                                                    (1,035)             --            (1,035)
                                                            ------------     -----------       -----------
Proved reserves -- June 30, 1996                                  62,260          (7,279)           54,981
    Revisions of previous estimates                              (43,328)          7,279           (36,049)(b)
    Extensions, discoveries and other additions                      540              --               540
    Production                                                    (7,180)             --            (7,180)
                                                            ------------     -----------       -----------
Proved reserves -- June 30, 1997                                  12,292              --            12,292
                                                            ============     ===========       ===========

Proved developed reserves -- June 30, 1995                        13,930              --            13,930
                                                            ============     ===========       ===========
Proved developed reserves -- June 30, 1996                        35,274              --            35,274
                                                            ============     ===========       ===========
Proved developed reserves -- June 30, 1997                        12,292              --            12,292
                                                            ============     ===========       ===========

-----------------
(a) The Company has complied with the Securities and Exchange Commission's position by revising downward the proved reserves associated with the Company's Sunday Silence field.
(b) The revisions of previous estimates of proved reserves from June 30, 1996 to June 30, 1997 were caused by (i) the elimination of 24,369 MMcf as a result of the assignment of the working interests in Ship Shoal Block 331 to a third party and (ii) the elimination of 3,178 MMcf as a result of the abandonment of the Ewing Bank Block 914 #2 well.

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


                                                                       June 30, 1997
                                                       ----------------------------------------------
                                                       As Previously
                                                           Filed        Adjustments (a)    As Adjusted
                                                       ------------     -----------        -----------
                                                                       (In thousands)
Future cash inflows                                    $     31,512     $        --        $    31,512
Future production costs                                     (16,750)             --            (16,750)
Future development costs                                     (2,096)             --             (2,096)
Future income tax expenses                                       --              --                 --
                                                       ------------     -----------        -----------
Future net cash flows                                        12,666              --             12,666
Annual discount at 10% rate                                  (1,623)             --             (1,623)
                                                       ------------     -----------        -----------
Standardized measure of discounted future
    net cash flows                                     $     11,043     $        --        $    11,043
                                                       ============     ===========        ===========

-----------------
(a) The Company has complied with the position of the Securities and Exchange Commission by revising downward the standardized measure information related to the Company's Sunday Silence field.

                                                                        June 30,1996
                                                       ----------------------------------------------
                                                       As Previously
                                                           Filed       Adjustments (a)    As Adjusted
                                                       ------------    -----------       ------------
                                                                       (In thousands)
Future cash inflows                                    $    383,130     $  (142,772)     $    240,358
Future production costs                                    (128,195)         53,199           (74,996)
Future development costs                                    (89,024)         44,400           (44,624)
Future income tax expenses                                  (14,882)         14,451              (431)
                                                       ------------     -----------      ------------
Future net cash flows                                       151,029         (30,722)          120,307
Annual discount at 10% rate                                 (47,346)         17,033           (30,313)
                                                       ------------     -----------      ------------
Standardized measure of discounted future
    net cash flows                                     $    103,683     $   (13,689)     $     89,994
                                                       ============     ===========      ============

-----------------
(a) The Company has complied with the position of the Securities and Exchange Commission by revising downward the standardized measure information related to the Company's Sunday Silence field.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                                       June 30, 1995
                                                       ----------------------------------------------
                                                       As Previously
                                                           Filed       Adjustments (a)    As Adjusted
                                                       ------------    -----------       ------------
                                                                       (In thousands)
Future cash inflows                                    $    275,415     $  (115,899)     $    159,516
Future production costs                                    (100,638)         51,944           (48,694)
Future development costs                                    (88,801)         44,400           (44,401)
Future income tax expenses                                       --              --                --
                                                       ------------     -----------      ------------
Future net cash flows                                        85,976         (19,555)           66,421
Annual discount at 10% rate                                 (37,993)         16,578           (21,415)
                                                       ------------     -----------      ------------
Standardized measure of discounted future
    net cash flows                                     $     47,983     $    (2,977)     $     45,006
                                                       ============     ===========      ============

_________________
(a) The Company has complied with the position of the Securities and Exchange Commission by revising downward the standardized measure information related to the Company's Sunday Silence field.

                                                                        June 30, 1997
                                                       ----------------------------------------------
                                                         Proved           Proved
                                                          Developed      Undeveloped        Total
                                                       ------------      -----------     ------------
                                                                       (In thousands)
Undiscounted estimated future net cash flows
    from proved reserves before income taxes           $     12,666     $         --     $     12,666
Adjustment - Sunday Silence field (a)                            --               --               --
                                                       ------------     ------------     ------------
Adjusted undiscounted estimated future net cash
    flows from proved reserves before income taxes     $     12,666     $         --     $     12,666
                                                       ============     ============     ============

Present value of future net cash flows from
    proved reserves before income taxes,
    discounted at 10%                                  $     11,043     $         --     $     11,043
Adjustment - Sunday Silence field (a)                            --               --               --
                                                       ------------     ------------     ------------
Adjusted present value of future net cash flows
    from proved reserves before income taxes,
    discounted at 10%                                  $     11,043     $         --     $     11,043
                                                       ============     ============     ============

_________________
(a) The Company has complied with the position of the Securities and Exchange Commission by revising downward the standardized measure information related to the Company's Sunday Silence field.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



The following are the principal sources of change in the standardized measure:

                                                                   Year Ended June 30, 1997
                                                       ----------------------------------------------
                                                       As Previously
                                                           Filed       Adjustments (a)    As Adjusted
                                                       ------------    -----------       ------------
                                                                       (In thousands)
Beginning of year                                      $    103,683     $   (13,689)     $     89,994
    Sales and transfers of oil and gas produced,
         net of production costs                            (13,771)             --           (13,771)
    Net changes in prices and production costs              (52,887)         17,532           (35,355)
    Extensions, discoveries and improved
         recovery, less related costs                           627              --               627
    Changes in estimated future development costs            70,198         (41,239)           28,959
    Previously estimated development costs
         incurred during the year                             2,976              --             2,976
    Revisions of previous quantity estimates                (78,596)         31,337           (47,259) (b)
    Net change in income taxes                                5,330          (5,330)               --
    Accretion of discount                                    10,901          (1,902)            8,999
    Changes in production rates, timing and other           (37,418)         13,291           (24,127)
                                                       ------------     -----------      ------------
End of year                                            $     11,043     $        --      $     11,043
                                                       ============     ===========      ============

_________________
(a) The Company has complied with the position of the Securities and Exchange Commission by revising downward the standardized measure information related to the Company's Sunday Silence field.
(b) The revisions of previous estimates of proved reserves from June 30, 1996 to June 30, 1997 were caused by (i) the elimination of 3.2 million barrels of oil and 24,369 MMcf of gas as a result of the assignment of the working interests in Ship Shoal Block 331 to a third party and (ii) the elimination of 2.1 million barrels of oil and 3,178 MMcf of gas as a result of the abandonment of the Ewing Bank Block 914 #2 well.

                                                                   Year Ended June 30, 1996
                                                       ----------------------------------------------
                                                       As Previously
                                                           Filed       Adjustments (a)    As Adjusted
                                                       ------------    -----------       ------------
                                                                       (In thousands)
Beginning of year                                      $     47,983     $    (2,977)     $     45,006
    Sales and transfers of oil and gas produced,
         net of production costs                             (8,678)             --            (8,678)
    Net changes in prices and production costs               38,730         (11,932)           26,798
    Extensions, discoveries and improved
         recovery, less related costs                         3,746              --             3,746
    Changes in estimated future development costs             5,764          (3,177)            2,587
    Previously estimated development costs
         incurred during the year                             1,987              --             1,987
    Revisions of previous quantity estimates                 (3,198)             --            (3,198)
    Purchase of reserves in place                            18,200              --            18,200
    Net change in income taxes                               (5,330)          5,330                --
    Accretion of discount                                     4,798            (297)            4,501
    Changes in production rates, timing and other              (319)           (636)             (955)
                                                       ------------     -----------      ------------
End of year (b)                                        $    103,683     $   (13,689)     $     89,994
                                                       ============     ===========      ============

_________________
(a) The Company has complied with the position of the Securities and Exchange Commission by revising downward the standardized measure information related to the Company's Sunday Silence field.
(b) The standardized measure calculations at June 30, 1995 exclude the Company's obligations to pay demand charges to an affiliate relative to its Ewing Bank and Ship Shoal properties. These demand charges were prepaid in full during the year ended June 30, 1996. See Note 6.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                                   Year Ended June 30, 1995
                                                       ----------------------------------------------
                                                       As Previously
                                                           Filed       Adjustments (a)    As Adjusted
                                                       ------------    -----------       ------------
                                                                       (In thousands)
Beginning of year                                      $    107,665     $    (6,863)     $    100,802
    Sales and transfers of oil and gas produced,
         net of production costs                             (3,156)             --            (3,156)
    Net changes in prices and production costs              (32,805)         (5,756)          (38,561)
    Extensions, discoveries and improved
         recovery, less related costs                         1,227          (1,227)               --
    Changes in estimated future development costs           (10,909)          3,177            (7,732)
    Previously estimated development costs
         incurred during the year                            13,000              --            13,000
    Revisions of previous quantity estimates                 (6,917)             --            (6,917)
    Sales of reserves in place                              (25,298)             --           (25,298)
    Net change in income taxes                               18,410              --            18,410
    Accretion of discount                                    12,607          (4,368)            8,239
    Changes in production rates, timing and other           (25,841)         12,060           (13,781)
                                                       ------------     -----------      ------------
End of year (b)                                        $     47,983     $    (2,977)     $     45,006
                                                       ============     ===========      ============

_________________
(a) The Company has complied with the position of the Securities and Exchange Commission by revising downward the standardized measure information related to the Company's Sunday Silence field.
(b) The standardized measure calculations at June 30, 1995 and 1994 exclude the Company's obligations to pay demand charges to an affiliate relative to its Ewing Bank and Ship Shoal properties. These demand charges were prepaid in full during the year ended June 30, 1996. See Note 6.

                                EXHIBIT INDEX



                21.1        List of Subsidiaries of Tatham Offshore, Inc.



                23.1        Consent of Independent Accountants.



                23.2 Consent of Ryder Scott Company Petroleum Engineers, Independent Petroleum Engineers.