Form 10-K405
period 1998-06-30
TATHAM OFFSHORE INC
filed 1998-09-28
CIK 913358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER. 0-22892

                            --------------------------

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

                            --------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
              SERIES A 12% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK
              SERIES B 8% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK SERIES C 4% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK
                                EXCHANGE WARRANTS

       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
                            ---

AS OF SEPTEMBER 15, 1998, THERE WERE OUTSTANDING 26,074,280 SHARES OF COMMON STOCK OF THE REGISTRANT. THE AGGREGATE MARKET VALUE ON SUCH DATE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES WAS AN ESTIMATED $7.9 MILLION.

                       DOCUMENTS INCORPORATED BY REFERENCE

       ITEMS 10, 11 AND 12 OF PART III HAVE BEEN OMITTED FROM THIS REPORT, SINCE TATHAM OFFSHORE WILL FILE WITH THE SECURITIES AND EXCHANGE COMMISSION, NOT LATER THAN 120 DAYS AFTER THE CLOSE OF ITS FISCAL YEAR, A DEFINITIVE PROXY STATEMENT, PURSUANT TO REGULATION 14A, WHICH INVOLVES THE ELECTION OF DIRECTORS. THE INFORMATION REQUIRED BY ITEMS 10, 11, 12 AND 13 OF PART III OF THIS REPORT, WHICH WILL APPEAR IN THE DEFINITIVE PROXY STATEMENT, IS INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT.

================================================================================

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                  JUNE 30, 1998

                                      INDEX



PART I.....................................................................................................1
    Items 1 & 2.  Business and Properties..................................................................1
    Item 3.       Legal Proceedings.......................................................................15
    Item 4.       Submission of Matters to a Vote of Security Holders.....................................15

PART II...................................................................................................16
    Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters....................16
    Item 6.       Selected Financial Data.................................................................18
    Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................20
    Item 7A.      Quantitative and Qualitative Disclosure About Market Risk...............................24
    Item 8.       Financial Statements and Supplementary Data.............................................24
    Item 9.       Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure....................................................................25

PART III..................................................................................................25
    Item 10.      Directors and Executive Officers of the Registrant......................................25
    Item 11.      Executive Compensation..................................................................25
    Item 12.      Security Ownership of Certain Beneficial Owners and Management..........................25
    Item 13.      Certain Relationships and Related Transactions..........................................25

PART IV...................................................................................................26
    Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................26

     The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K (the "Annual Report"). Unless otherwise indicated, (i) all current and prospective information in this Annual Report gives effect to the Merger (as defined) and related transactions completed on or before August 14, 1998, including the sale of certain of Tatham Offshore's existing assets, the related retirement of certain amounts of Tatham Offshore's Preferred Stock, the contribution to Tatham Offshore of two semisubmersible drilling rigs, and the assumption of certain debt, (ii) all references to "Tatham Offshore" are to Tatham Offshore, Inc. and its subsidiaries, (iii) all references to the "Company" are to Tatham Offshore, Inc. and its subsidiaries and DeepFlex Production Services, Inc. and its subsidiaries ("DeepFlex"), and (iv) all financial information and per share data in this Annual Report gives effect to the one for ten reverse stock split Tatham Offshore completed on November 24, 1997.

     Historically, Tatham Offshore has been in the oil and gas exploration and development business, primarily in the Gulf of Mexico (the "Gulf"). The Company is refocusing its business from the oil and gas exploration and production business in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada with an initial emphasis on the offshore contract drilling business. Accordingly, in connection with DeepTech International Inc.'s ("DeepTech") merger (the "Merger") with a subsidiary of El Paso Energy Corporation ("El Paso") completed on August 14, 1998, Tatham Offshore (i) transferred its ownership of Tatham Offshore Development, Inc. ("Tatham Development"), which owns oil and gas producing properties, to DeepTech and its remaining oil and gas properties to Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), a New York Stock Exchange-listed master limited partnership in which DeepTech owned an effective 23.2% interest on August 14, 1998, and (ii) acquired from DeepTech ownership of DeepFlex and therefore the FPS Laffit Pincay (the "Pincay") and the FPS Bill Shoemaker (the "Shoemaker" and, together with the Pincay, the "Rigs"). For a description of certain items used herein relating to the oil and gas industry, see Items 1 & 2. "Business and Properties -- Certain Definitions."

                                     PART I

ITEMS 1 & 2.   BUSINESS AND PROPERTIES

OVERVIEW

     Tatham Offshore, a Delaware corporation and an independent energy company founded in 1989, provides offshore contract drilling services to the oil and gas industry in the Gulf and Atlantic Canada and is currently pursuing an integrated energy related investment strategy in Atlantic Canada. Through August 14, 1998, Tatham Offshore had been engaged in the development, exploration and production of oil and gas reserves located primarily in the Gulf focusing principally on the flextrend and deepwater areas.

RECENT EVENTS

     On February 27, 1998, DeepTech entered into an Agreement and Plan of Merger (the "Merger Agreement") with El Paso and El Paso Acquisition Company ("El Paso Acquisition"), a wholly-owned subsidiary of El Paso, pursuant to which DeepTech would merge with El Paso, or under certain circumstances, with El Paso Acquisition. On August 14, 1998, DeepTech merged with El Paso Acquisition.

     As a result of the Merger and related transactions, some of the assets of Tatham Offshore and DeepTech were restructured so that DeepFlex became a wholly-owned subsidiary of Tatham Offshore and Tatham Offshore transferred its working interests in the Ewing Bank Blocks 958, 959, 1002 and 1003 (the "Sunday Silence Project") to DeepTech. Pursuant to the Redemption Agreement (discussed below), Tatham Offshore transferred all of its remaining assets located in the Gulf to the Partnership. Further, DeepTech divested itself of its equity ownership interest in Tatham Offshore by offering all of the shares of Tatham Offshore common stock, par value $.01 ("Common Stock"), and Series A 12% Convertible Exchangeable Preferred Stock ("Series A Preferred Stock") held by DeepTech to the stockholders of DeepTech in a Rights Offering (discussed below).

     Following the asset restructuring, the Company's marine services business includes the operation of two semisubmersible drilling rigs, the Shoemaker and the Pincay. In addition, the Company will continue to pursue energy related opportunities in Atlantic Canada, including the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments.

     The material terms of the Merger, the Redemption Agreement and other related agreements as they relate to the Company and its subsidiaries are as follows:

         (a) DeepTech sold to the Company approximately $8 million of debt DeepFlex owed to DeepTech in exchange for Tatham Offshore conveying to DeepTech all of the outstanding shares of capital stock of Tatham Development, which owns the Sunday Silence project, and cancellation of its reversionary interests in certain oil and gas properties.

         (b) In satisfaction of $12 million of debt owed by DeepFlex to DeepTech, DeepFlex delivered to DeepTech all of the Tatham Offshore Common and Series A Preferred Stock held by DeepFlex.

         (c) The balance of the DeepFlex indebtedness to DeepTech was contributed to the capital of DeepFlex.

         (d) DeepTech contributed all of the outstanding shares of capital stock of DeepFlex, which owns the Rigs, to Tatham Offshore. As a result of this contribution by DeepTech, Tatham Offshore, through DeepFlex, assumed $64,406,000 of third-party and affiliate debt.

         (e) Tatham Offshore transferred its remaining assets located in the Gulf to the Partnership in exchange for 7,500 shares of Preferred Stock owned by the Partnership (the "Redemption Agreement"). In addition, the Partnership assumed all abandonment and restoration obligations associated with the platform and leases. At the closing of the Merger, Tatham Offshore paid (i) the Partnership $1.6 million, the amount equal to the net cash generated from such properties from January 1, 1998 through August 14, 1998, and (ii) DeepTech $1.5 million, being 50% of the management fees charged to Tatham Offshore from January 1, 1998 through the closing date.

         (f) On July 16, 1998, the Securities and Exchange Commission (the "Commission") declared effective Tatham Offshore's Registration Statement on Form S-1 relating to the offering of rights to the DeepTech stockholders to purchase DeepTech's 28,073,450 shares of Tatham Offshore Common Stock and 4,670,957 shares of Tatham Offshore's Series A Preferred Stock (the "Rights Offering"). As a result of the Rights Offering, unaffiliated parties purchased 3,378,693 shares of Common Stock and 562,148 shares of Series A Preferred Stock. Tatham Brothers Securities, LLC ("TB Securities"), an affiliate of Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of Tatham Offshore and DeepFlex, purchased 20,768,011 shares of Common Stock (approximately 79.6%) and 3,455,440 shares of Series A Preferred Stock (approximately 20%) which resulted in DeepTech receiving net proceeds from the Rights Offering of $75.0 million. In exchange for committing to purchase a specified portion of the stock underlying any unexercised Rights, TB Securities received a fee of $6.9 million. To the extent any shares held by DeepTech were not acquired by the holders of Rights or TB Securities, Tatham Offshore purchased such shares and DeepTech contributed the proceeds from such purchase to Tatham Offshore. DeepTech no longer owns any of Tatham Offshore's capital stock.

         (g) Because the management agreement between DeepTech and Tatham Offshore was terminated in connection with the Merger, Tatham Offshore has hired a management team and support personnel to implement its Atlantic Canada strategy and oversee its contract drilling services business. See "-- Contract Drilling Services -- Rig Management."

CONTRACT DRILLING SERVICES

     GENERAL

     The Company entered the offshore contract drilling service business through the acquisition of DeepFlex in connection with the Merger. DeepFlex is engaged in the contract drilling of offshore oil and gas wells in the Gulf and offshore eastern Canada. DeepFlex owns two second generation semisubmersible drilling rigs, the Pincay and the Shoemaker. Pursuant to management and charter agreements, Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") markets, manages, mans and operates the Rigs.

     DESCRIPTION OF THE RIGS

     Semisubmersible rigs are floating platforms that consist of an upper working and living deck resting on vertical columns connected to lower hull members. These rigs operate in a "semisubmerged" position, remaining afloat, off bottom in a position in which the lower hull is from about 55 to 90 feet below the water line and the upper deck protrudes well above the surface. The Rigs are positioned by chain mooring lines with anchors on the sea floor and remain stable for drilling in the semisubmerged floating position due in part to their wave transparency characteristics at the water line. The Rigs are able to change draft through a water ballasting system that permits them to be submerged to a predetermined depth so that a portion of the hulls are below the water surface during drilling operations.

     FPS Bill Shoemaker. The Shoemaker is a self-propelled, twin pontoon, eight column, second generation semisubmersible drilling rig of Aker H-3 design. It can drill to depths of 25,000 feet, in water depths of up to 1,500 feet and has a drilling variable load of approximately 3,850 short tons, a VARCO TDS-4S top-drive drilling system, a 10,000 psi blow-out prevention system, 2,000 barrel mud pits and eight 80,000 pound riser tensioners. This rig was built in 1976 and was extensively refurbished, repaired, renovated and upgraded in 1997 at a cost of approximately $56 million. The upgrades included installing a new heliport, mud booster line, third mud pump, a third level of personnel accommodations and a new electrical "SCR" system. In addition, the Shoemaker underwent a complete winterization program in this upgrade, and, as a result, is again able to operate year-round in harsh environments, such as the North Sea, offshore Newfoundland and eastern Canada, where it has operated in the past.

     FPS Laffit Pincay. The Pincay is a second generation semisubmersible drilling rig of Penrod/Reineke design. The Pincay is capable of drilling to depths of 25,000 feet, in water depths of up to 1,200 feet and has a drilling variable load of approximately 2,000 short tons, a 10,000 psi blow-out prevention system, 1,600 barrel mud pits and six 80,000 pound riser tensioners. This rig was built in 1976 and was refurbished, upgraded and renovated in 1996 with the installation of a VARCO TDS-3S top-drive system and a new electrical "SCR" system.

     Subject to market conditions and obtaining the necessary capital, part of the Company's strategy is to increase the size and capability of its fleet of rigs, including building the fifth-generation, state-of-the-art drilling rig described under "-- Business Strategy."

     RIG MANAGEMENT

     Sedco Forex has managed and operated the Pincay and the Shoemaker since 1995 and 1996, respectively. Under the charter agreements pursuant to which Sedco Forex manages the Rigs, Sedco Forex is responsible for not only managing, maintaining and operating the Rigs, but also for marketing the Rigs worldwide and thereby increasing their utilization rates. Although Sedco Forex has the right to negotiate drilling contracts with respect to each Rig, the Company has the sole right to approve any drilling contracts, the working location of the Rigs and certain other matters.

     Under the charter agreements, Sedco Forex is paid a monthly fee for the management of each Rig which is comprised of a fixed amount and a variable amount based on performance. The total amount to be paid to Sedco Forex under each of these agreements is dependent on the drilling rates received for the Rigs, the costs of operating and maintaining the Rigs and the utilization rates of the Rigs, among other things. The charter agreements for the Pincay and the Shoemaker have five-year terms, subject to mutual termination rights. If either or both agreements are not renewed or extended by mutual agreement, the Company believes that it can find, within a reasonable period of time, an alternative company to manage and operate the Rigs for a reasonable fee.

     DRILLING CONTRACTS

     Most drilling contracts are structured on a dayrate, footage or turnkey basis. They usually extend over a period covering either the drilling of a single well, a group of wells (a "well-to-well contract") or a stated term (a "term contract") and are terminable if the drilling unit is destroyed or lost, drilling operations are suspended for a specified time because of a breakdown of major equipment or other events occur which are beyond either party's control. In many instances, the customer may extend the contract term upon exercising options to drill additional wells at fixed or mutually agreed upon terms. Most of the Company's drilling contracts are obtained through competitive bids or negotiations with customers and their terms and conditions vary depending on the specific facts and circumstances.

To date, the Company has entered only into dayrate contracts, although the Company may enter into non-dayrate contracts in the future, depending on market conditions, profit potential and risk exposure, among other things.

     A dayrate drilling contract generally provides for a basic drilling rate based on a fixed rate per day. Under such a contract, the customer usually bears a major portion of out-of-pocket costs of drilling and assumes most of the risk associated with drilling operations such as risk of blowout, loss of hole, stuck drill stem, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies and personnel. In contrast, the risks to the contractor on non-dayrate contracts could be substantially greater than on a dayrate drilling contract because the contractor may, and often does, assume more of those risks associated with drilling operations generally assumed by the operator in a dayrate contract.

     The duration of offshore drilling contracts is generally determined by market demand and the respective management strategy of the offshore drilling contractor and its customers. During periods of rising demand for offshore rigs, contractors typically prefer well-to-well contracts since such contracts provide them the flexibility to profit from increasing dayrates. In contrast, during such periods, customers with reasonably definite drilling programs typically prefer longer-term contracts to maintain prices at the lowest level possible.

     FPS Bill Shoemaker. After completion of the upgrade and refurbishment in July 1997, the Shoemaker was mobilized to the Grand Banks area offshore Newfoundland where it completed drilling an exploratory well for Amoco Canada Petroleum Company Ltd. in the West Bonne Bay Field. The Shoemaker is currently under contract to Shell Offshore Inc. ("Shell") in the Gulf of Mexico. The contract with Shell extends through at least January 1999. Sedco Forex has entered into a contract for the mobilization of the Shoemaker to the Grand Banks area in Atlantic Canada to conduct a two-well (with three options permitting up to seven additional wells) program at predetermined rates for Husky Oil Operations Limited. Husky has agreed to mobilize the Shoemaker immediately following the termination of the contract with Shell. During the year ended June 30, 1998, the Shoemaker generated $39.3 million in revenue.

     FPS Laffit Pincay. Following the completion of a refurbishment and upgrade program in February 1996, the Pincay was placed under contract with the Partnership to complete a previously drilled well and drill a new well in Garden Banks Block 117. Following the completion of the well for the Partnership, the Pincay was committed to Phillips Petroleum Company to drill one well at Garden Banks Block 70 in the Gulf with options to drill and/or complete three additional wells at various Gulf locations. This contract was completed in late September 1997 after Phillips drilled one of its "option" wells. Pennzoil Exploration and Production Company entered into an agreement to drill two wells following the completion of the two Phillips wells. Pennzoil drilled one of its wells with the Pincay. Following the termination of the Pennzoil agreement in March 1998, the Pincay was taken out of service for approximately six weeks to complete scheduled maintenance and certain upgrades. From April 23, 1998 through July 18, 1998, the Pincay was not under contract due to the softening of market conditions for similar rigs in the Gulf. From July 19, 1998 through August 11, 1998, the Pincay was under contract with Ocean Energy, Inc. to conduct a one well program. From August 12, 1998 to date, the Pincay has not been under contract. Sedco Forex and the Company are currently marketing the Pincay for use in the Gulf and evaluating international locations for possible deployment. During the year ended June 30, 1998, the Pincay generated $22.2 million in revenue. However, no assurance can be made as to when and for what term the Pincay will be under contract in the future. See "-- Competition" and " -- Industry Conditions."

     CUSTOMERS

     The Company provides offshore drilling services to a market that is comprised of major and independent oil and gas companies. During the year ended June 30, 1998, the Rigs were deployed to several companies as discussed above, through contracts with Sedco Forex. Management believes the Company will continue to enhance its client base through its arrangement with Sedco Forex and through continued services to its current customers. The inability of the Company and Sedco Forex to attract customers for the Rigs would, and the loss of any customer could, have a material adverse impact on the Company's operations for such period of time as may be required to find other users, if any, for the Rigs.

     COMPETITION

     The contract drilling industry is an intensely competitive industry where no one competitor is dominant. The Company's ability to continue to generate business is dependent primarily on the level of domestic oil and gas exploration and development activity and, in part on its ability to adapt to new technology and drilling techniques as they become available. The Company, through Sedco Forex, competes with numerous other drilling contractors, some of whom are substantially larger than the Company and possess appreciably greater financial and other resources.

     During the last three years, there have been several business consolidations that have reduced the drilling industry's fragmented nature. Although this has decreased the total number of competitors, the Company believes that competition for drilling contracts will remain intense in the foreseeable future. Companies generally compete on the basis of price, workforce experience, equipment suitability and availability, reputation, expertise, technology and financial capability. While competition is primarily on a regional basis, rigs can be moved from one region to another, as well as between water depths, in response to changes in levels of drilling activity, subject to crew availability and mobilization expenses.

     Moreover, increases in dayrates during 1997 and early 1998 and prospects for the offshore contract drilling industry as a whole has led to increased rig activation, enhancement and construction programs by the Company's competitors. Furthermore, the Company understands that there are currently numerous new rigs on order at various shipyards worldwide. A significant increase in the supply of technologically-advanced rigs capable of drilling in deepwater, including drillships, may have an adverse effect on the average operating rates and utilization levels for the Rigs. In addition, there is a general shortage in the industry of drill pipe and other equipment, and, therefore, the cost and time required to obtain replacement drill pipe and other equipment are substantially greater than in prior periods and both are currently escalating.

     Increases in worldwide drilling demand during the past two years and the corresponding increase in the number of offshore rigs working has resulted in a shortage of qualified rig personnel in the industry. To date, the Company understands that Sedco Forex has not experienced significant problems with personnel in the Rigs' areas of operation; however, if Sedco Forex is unable to continue to attract and retain sufficient qualified personnel, its operations could be adversely affected and its ability to keep the Rigs operating could be impaired. A Sedco Forex shortage of personnel could also result in wage increases which could, without offsetting increases in revenue, adversely affect the Company's profitability and cash flow.

     INDUSTRY CONDITIONS

     The demand for offshore drilling services, and thus the Company's revenues and earnings, are directly affected by the worldwide level of oil and gas exploration and development activity. From the mid-1980s through the early 1990s, demand for offshore drilling rigs was declining or flat, and the industry fleet of offshore drilling rigs was reduced. In recent years, demand for offshore rigs has improved, but the supply of rigs is only now beginning to increase. The industry has emphasized upgrading and refurbishing existing rigs, due to the high capital costs and long lead times associated with new construction. In the last year, several competitors have announced new-build deepwater drillships and semisubmersible rigs in response to increased demand for rigs with deepwater capabilities.

     Technological advances such as extended reach drilling, multilateral drilling techniques and new offshore development and production applications have reduced the costs of developing oil and gas fields. As a result, previously uneconomic discoveries, particularly in deeper water, have become viable, and the industry has placed increasing emphasis on exploiting existing resources using new applications. The development of three-dimensional seismic surveys has reduced exploration risks, thus placing increased emphasis on selective exploratory drilling. However, oil prices have declined substantially during 1998, which has caused drilling budgets to decline. Although temporary downturns in oil prices do not generally have an impact on the demand for deepwater drilling rigs, such declines have caused dayrates to decline. In addition to the Pincay, there are several similarly equipped semisubmersibles currently deployed in the Gulf that do not have current drilling contracts or commitments.

     DEPENDENCE ON KEY PERSONNEL

     The Company is highly dependent on the services and expertise provided to it by the Company's Chairman of the Board and Chief Executive Officer, Mr. Thomas P. Tatham, the loss of which could substantially impair the Company's operations. The Company has not entered into an employment contract with Mr. Tatham, nor has it obtained "key man" life insurance on his life.

     YEAR 2000

     While the Company believes that all of its software and equipment is year 2000 compliant, it is substantially dependent on vendor compliance. In addition to its own computer systems, in connection with its business activities, the Company interacts with suppliers, customers, creditors and financial service organizations which use computer systems. Although the Company intends to interact only with those third parties that have year 2000 compliant computer systems, it is impossible for the Company to monitor all such systems. There can be no assurances that such third party systems are year 2000 compliant. If not, such lack of compliance may have an adverse material impact on the Company's business and operations. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Year 2000."

     MAINTENANCE

     The Rigs require continuous and significant maintenance to remain operational, competitive and economically efficient. In addition to daily repairs and maintenance and planned monthly or annual maintenance, which may constitute as much as 15% to 20% of the aggregate operating expenditures of a properly maintained rig, semisubmersible rigs require periodic major maintenance, reworking and refurbishment, and replacement of major drilling equipment, power generation equipment, mooring systems and drill pipe. Because such major maintenance results in significant expenditures as well as the loss of revenue associated with the required downtime, it usually is scheduled over a rolling five year period and coordinated with other necessary operations and, where possible, business cycles. Both Rigs have recently completed a total maintenance and refurbishment program, including recent repairs and certain upgrades to the Pincay. See "-- Description of Rigs."

     Notwithstanding the age of its Rigs, the Company believes that it will be feasible to continue to upgrade them. However, there can be no assurance as to if, when or to what extent upgrades will continue to be made to such Rigs, particularly in view of current rates that would be foregone by removing a rig from service for upgrade. If such upgrades are undertaken, there can be no assurance that the upgrades can be completed in a cost-effective manner or that there will be adequate demand for the Rigs' services.

ATLANTIC CANADA STRATEGY

     As its principal focus, the Company intends to pursue an integrated investment strategy in Atlantic Canada by leveraging initially on the cash flow from, and utilization of, the Rigs. The Company believes that the Atlantic Canada region offers significant investment opportunities. The Company's plans include expanding its drilling rig fleet's cold weather, hostile environment capabilities as well as diversifying its business to include substantial natural gas gathering and transmission facilities, related gas processing facilities, a facility for the generation of electricity and other related investments. In Atlantic Canada, as with any frontier region, there will be substantial risks associated with investments in such projects. Further, if recent declines in the price of crude oil are sustained for some period, the pace of development within the area could be affected and materially extend the time frame for the projects discussed herein to commence or become operational. However, the Company believes that by using an integrated investment approach related to the development of the region's hydrocarbon reserves, the potential for investment returns is maximized. The Company is contemplating pursuing the development of the projects described below. Each of these projects is in a preliminary, conceptual phase. In addition, (i) the Company does not currently possess the capital necessary to implement its business strategy completely and there can be no assurances that the Company will be able to obtain sufficient capital for any or all of the projects, (ii) there can be no assurances that these projects and other opportunities will prove to be economic or that they will occur, and (iii) many of these projects will require governmental approvals, almost all of which the Company has yet to receive. Moreover, if there are developments that the Company determines to be indicative of a lack of reasonable opportunity to realize benefits for the Company's stockholders, then the Company will pursue other opportunities, wherever located.

     Special Multipurpose, New Build Semisubmersible. As part of its strategy to enhance the number, size and capability of its available rigs, the Company has entered into a nonbinding Memorandum of Understanding with Friede-Goldman Inc. regarding the construction of a fifth-generation, state-of-the-art drilling rig (the "Planned Rig"). The Planned Rig, which is still in the design phase and estimated to cost approximately $300 million, would be Canadian built and flagged and would be able to drill throughout the region to depths of 25,000 feet in water depths of up to 5,000 feet. The Planned Rig's characteristics would make it suitable for use to develop any known proven or potential oil and gas reserves in Atlantic Canada. In addition, the Planned Rig would have heavy lift capability, enabling it to install subsea transmission, gathering and production systems, and provide repair and maintenance capability for such systems as well as allowing it to repair and maintain the pipeline system proposed by North Atlantic Pipeline Partners, L.P. ("North Atlantic Partners"). The Planned Rig's high (5,500 short tons) deckload capacity will enable it to inventory drilling equipment and other stores to better facilitate uninterrupted drilling operations. These additional capabilities should expand the market for the Planned Rig and enhance its competitiveness compared to lesser equipped rigs.

     Demand for the Planned Rig could be adversely impacted, however, by an extended period of depressed crude oil prices, as is currently the case in North America and worldwide. If these events were determined to render the Planned Rig uneconomic, the Company would reconsider whether to commence construction of the Planned Rig until conditions improved. In addition, the Company currently does not have the financial resources to construct the Planned Rig. No assurances can be given that the Company will be able to raise the necessary capital at satisfactory rates to fund such construction.

     Pipeline Activities. During 1997, Tatham Offshore Canada Limited, a wholly-owned subsidiary of the Company, was formed to pursue business opportunities in the Atlantic Canada region. In addition, the Company has caused to be formed two limited partnerships, one in Canada and one in the United States and both known collectively as North Atlantic Partners to construct and operate an offshore natural gas pipeline from the Grand Banks area offshore Newfoundland to the east coast of the United States with land falls in both Newfoundland and Nova Scotia. The General Partner of North Atlantic Partners (Canada) has filed an application with Canada's National Energy Board, and North Atlantic Partners (U.S.) has filed an application with the Federal Energy Regulatory Commission in the United States for authority to build a three-phase, 1,500 mile natural gas pipeline that would serve the growing hydrocarbon industry offshore Atlantic Canada.

     Because another pipeline has been given regulatory authority and is planned to begin construction this year, North Atlantic Partners is also assessing redesigning and downsizing the first phase of the pipeline to reduce the capital cost of that phase of the pipeline to approximately $600 million. As redesigned, the initial phase of the pipeline project would be approximately 375 miles long and would originate in the Jeanne D'Arc Basin of the Grand Banks area and extend to a point near Argentia, Newfoundland.

     To date, North Atlantic Partners has obtained nonbinding letters of intent for the use of its system to deliver gas to the United States which total approximately 500 MMcf per day. The Company believes that there is significant reserve potential from the areas offshore Atlantic Canada and as that reserve potential is developed, a second pipeline into the United States will be required to meet increased demand for natural gas increases on the east coast of the United States. The timing of increased drilling activity and the development of the Atlantic Canada reserve potential is dependent upon major and independent producers. As development drilling in the area continues, the Company will be better able to assess the timing and construction requirements for a second pipeline into the United States.

     Gas Processing Facility. The natural gas that will be produced in the Grand Banks area and potentially be transported through the North Atlantic Partners pipeline system is expected to contain significant quantities of natural gas liquids ("NGLs"), such as ethane, propane, butanes and natural gasoline. These NGLs can be recovered from the natural gas stream through processing. The Company is investigating the possibility of developing a gas processing plant in the Argentia area to use the natural gas from the Grand Banks area. The Company estimates that a processing plant to process the natural gas would cost approximately $110 million and would be able to initially process up to 400 MMcf of gas per day, with the ability to be upgraded to process additional natural gas at a cost of approximately $75 million for each additional 400 MMcf per day. In addition, the Company is evaluating opportunities to maximize economic value from potential processing operations with petrochemical producers and with other potential users of NGLs. The successful development of any such processing project would be dependent on the construction of the pipeline system proposed by the North Atlantic Partners. The Company currently does not possess the capital necessary to construct a gas processing plant and there can be no assurances that the Company will be able to raise sufficient capital resources at attractive rates to construct such a facility.

     Power Generation Facility. To develop a market for the Grand Banks area natural gas, in addition to a gas processing plant, the Company has examined the feasibility of building a gas fired power generating plant in the Argentia area at a cost of approximately $600 million for 1100 megawatts of combined cycle power generation. Electrical generation in Newfoundland is currently not gas fired, relying instead in large part, on less efficient, transported fuel oil. The successful development of any such power generation project would be dependent on the construction of the pipeline system and gas processing facility discussed above.

     Hydrocarbon Marketing Company. As part of its activities in the region, the Company has formed North Atlantic Hydrocarbons Marketing, Inc. ("North Atlantic Marketing") to buy natural gas and NGLs contained in the natural gas stream in the production. North Atlantic Marketing would assume the marketing risk related to the natural gas stream, purchasing the natural gas and entrained liquids from producers and finding a market for those hydrocarbons.

     Oil and Gas Development. Significant oil and gas exploration and production opportunities also exist throughout the region. The Company is actively seeking to acquire working interests for proven and probable reserves in Atlantic Canada and has had independent studies undertaken of the prospective reserves in the region. Those studies indicate that the region is one of the largest potential gas regions in North America. Unlike other international opportunities, the Company does not consider political instability as a significant risk factor with respect to Canadian opportunities.

     On September 18, 1998, Tatham Offshore Canada was informed by the Canada-Newfoundland Offshore Petroleum Board that it was the successful bidder on an exploration license offshore Newfoundland. The exploration license is located on the Grand Banks and contains approximately 175,000 acres. The Company has agreed to spend approximately $1,000,000 over the next five years in qualified exploration expenditures in the defined area.

     Other Opportunities. Among other potential businesses the Company may enter, the Company is currently evaluating the feasibility of (i) an industrial gas distribution system, (ii) an ice management system designed to manage and reduce the risk of potential damage to its proposed offshore pipelines and subsea facilities owned by other parties, operated through the Company's subsidiary, Berg Masters Limited, (iii) a large diameter steel pipe rolling mill, (iv) methanol production, and (v) other opportunities related to or located in Atlantic Canada. There can be no assurances that such opportunities will prove economical, be financeable or will occur.

OIL AND GAS PROPERTIES

     GENERAL

     As of June 30, 1998, Tatham Offshore owned interests in oil and gas leases in the Gulf covering approximately 31,809 gross (22,598 net) acres. See " --Oil and Gas Reserves" for an estimate of Tatham Offshore's total proved developed reserves of oil and gas and a discussion of the assumptions used in, and inherent difficulties relating to, estimating reserves. However, all of these leases were under contract to be transferred, and were transferred, in transactions which closed on or before August 14, 1998.

     DESCRIPTION OF SIGNIFICANT PROPERTIES

     The following is a description of the significant properties that Tatham Offshore held until August 14, 1998, the date the Merger and related transactions were completed. See " -- Recent Events".

     Viosca Knoll Block 817. Viosca Knoll Block 817 is a producing property that is comprised of 5,760 gross (1,440 net) acres located 40 miles off the coast of Louisiana in approximately 650 feet of water. Tatham Offshore owned a 25% working interest (the "Subject Interest") in the Viosca Knoll Block 817 acreage, which interest is burdened by a convertible production payment described below. See "-- Reversionary Interests." From the inception of production in December 1995 through June 30, 1998, the Viosca Knoll Block 817 project has produced 12.4 Bcf of gas and 22,527 barrels of oil, net to Tatham Offshore's 25% working interest. Gas production from Viosca Knoll Block 817 is dedicated to the Partnership for gathering through the Viosca Knoll system.

     Under the convertible production payment, the holders are entitled in the aggregate to 25% of the proceeds from the production attributable to the Subject Interest (after deducting all leasehold operating expenses, including platform access and processing fees) until the holders have received the aggregate sum of $16.0 million. At the option of the holders, the unpaid portion of the production payment may be converted into Tatham Offshore common stock at any time until September 2000. In March 1998, Mr. Tatham acquired one-half of this convertible production payment. At June 30, 1998, the unpaid portion of the convertible production payment obligation totaled $11.3 million.

     West Delta Block 35. West Delta Block 35, a producing field located 10 miles off the coast of Louisiana in approximately 60 feet of water, was acquired by Tatham Offshore in 1992 to drill for and produce remaining reserves in a fault block of an abandoned field. In late 1992, Tatham Offshore farmed-out the property and retained a 38% working interest in West Delta Block 35. The West Delta Block 35 field commenced production in July 1993. From the inception of production through June 30, 1998, the West Delta 35 field has produced 3.5 Bcf of gas and 36,873 barrels of oil, net to Tatham Offshore's interest.

     Ewing Bank Blocks 958, 959, 1002 and 1003. Tatham Development owns a 100% working interest in Ewing Bank Blocks 958, 959, 1002 and 1003, the Sunday Silence Project, a recently discovered and currently undeveloped field that is comprised of 20,160 gross acres located approximately six miles south of Ewing Bank Blocks 914 and 915 (discussed below) in water depths ranging from 1,400 to 1,600 feet. In July 1994, Tatham Offshore completed the drilling of an exploratory well, the Ewing Bank 958 #1. Logs and sidewall cores indicate that the Ewing Bank 958 #1 well contains approximately 380 feet of oil and gas pay. The Ewing Bank 958 #1 well, which was drilled to a total measured depth of 17,600 feet, identified pay zones in the Pliocene aged formations lying primarily at measured depths between 10,000 and 15,000 feet. Tatham Offshore completed drilling a second well at Ewing Bank Block 1003 in September 1994 to delineate the field. During October 1994, the Ewing Bank 1003 #1 delineation well was flow-tested at a rate of approximately 8,700 barrels of oil and 5.4 MMcf of gas per day.

     In June 1997, the United States Department of the Interior, Minerals Management Service notified Tatham Offshore that its application for deepwater royalty relief for the Sunday Silence Project had been approved under a federal law enacted in November 1995. The royalty relief provides for the abatement of federal royalty on the first 52.5 million barrels of oil equivalent produced from the Sunday Silence Project.

     In connection with the Merger and related transactions, Tatham Offshore conveyed to DeepTech all of its outstanding shares of capital stock of Tatham Development as discussed in " -- Recent Events".

     Ewing Bank Blocks 914 and 915. Tatham Offshore owned a 100% working interest in each of Ewing Bank Blocks 914 and 915, which are both located in a water depth of approximately 1,000 feet. From the inception of production through June 30, 1998, the Ewing Bank 914 #2 well produced a total of 1.2 million barrels of oil and condensate and 3.4 Bcf of gas. In May 1997, the Ewing Bank 914 #2 well was shut-in as a result of a downhole mechanical problem and in May 1998, Tatham Offshore completed abandonment procedures on the Ewing Bank 914 #2 and the Ewing Bank 915 #4 wells.

     Ship Shoal Block 331. Ship Shoal Block 331 is located 75 miles off the coast of Louisiana in approximately 370 feet of water. Tatham Offshore held a 100% working interest in the 5,278 gross acres lease. In December 1997, Tatham Offshore assigned its interests and related abandonment obligations in Ship Shoal Block 331 to a third party. Prior to the production problems, the Ship Shoal Block 331 project produced 88 MMcf of gas and 41,875 barrels of oil.

     Reversionary Interests. Tatham Offshore canceled its reversionary working interests of 37.5% in Viosca Knoll Block 817, 25% in Garden Banks Block 72 and 25% in Garden Banks Block 117 in connection with the Merger and related transactions discussed in " -- Recent Events".

     Ship Shoal Block 331 Platform. Tatham Offshore owned 100% of a multipurpose platform located in Ship Shoal Block 331. The Ship Shoal 331 Platform is located adjacent to the Partnership's platform at Ship Shoal Block 332 which serves as the junction platform connecting two pipeline systems in which the Partnership owns an approximate 25.7% interest. The Ship Shoal 331 Platform was conveyed to the Partnership in connection with the Merger and related transactions discussed in "-- Recent Events."

     CUSTOMERS AND CONTRACTS

     Ewing Bank Gathering Agreement. In 1992, the Partnership, DeepTech and Tatham Offshore entered into the Ewing Bank Gathering Agreement (the "Ewing Bank Agreement"). Pursuant to the Ewing Bank Agreement and the Master Gas Dedication Agreement (as discussed below), all existing and future oil and gas production from Tatham Offshore's leaseholds in the Ewing Bank project area is dedicated to the Partnership for transportation.

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

     Marketing Agreements. Tatham Offshore and Offshore Gas Marketing, Inc. ("Offshore Marketing"), a subsidiary of DeepTech, have entered into agreements whereby Offshore Marketing has agreed to purchase all of the gas, oil and condensate produced by Tatham Offshore. The agreement provides Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling Tatham Offshore's production. During the year ended June 30, 1998, Tatham Offshore's sales to Offshore Marketing totaled $10.8 million.

     All of the foregoing agreements were either terminated or assigned to DeepTech or the Partnership in connection with the Merger and related transactions.

     OIL AND GAS RESERVES

     Estimates of Tatham Offshore's oil and gas reserves as of June 30, 1998 have been made by the Company's reserve engineers. As of June 30, 1998, the Company estimated that the aggregate of Tatham Offshore's proved developed reserves totaled 62,300 barrels of oil and 7,684 MMcf of gas. Estimated proved reserves totaled 41,900 barrels of oil and 5,989 MMcf of gas for Viosca Knoll Block 817 and 20,400 barrels of oil and 1,695 MMcf of gas for West Delta Block 35.

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

     The estimated future net cash flows and the present value of estimated future net cash flows discounted at 10% per annum, from the production and sale of the proved developed reserves attributable to the Company's interest in oil and gas properties as of June 30, 1998, as determined by the Company's reserve engineers in accordance with the requirements of applicable accounting standards before income taxes totaled $3.5 million and $3.4 million, respectively. In preparing such estimates, the Company used prices of $12.28 per barrel of oil and $1.76 per Mcf of gas as of June 30,1998. All of Tatham Offshore's reserves at June 30, 1998 were classified as proved developed reserves.

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

     Future net cash flows were discounted at 10% per annum to arrive at discounted future net cash flows. The 10% discount factor used to calculate present value is required by the Commission, but such rate is not necessarily the most appropriate discount rate. Present value of future net cash flows, irrespective of the discount rate used, is materially affected by assumptions of future oil and natural gas prices and timing of production, which may prove to be inaccurate. In addition, the calculations of estimated net revenue do not take into account the effect of certain cash outlays, including, among other things, general and administrative costs, interest expense and dividends. The present value of future net cash flows shown above should not be construed as the current market value as of June 30, 1998, or any prior date, of the estimated oil and natural gas reserves attributable to Tatham Offshore's properties.

     PRODUCTION, UNIT PRICES AND COSTS

     The following table sets forth certain information regarding the production volumes of, average unit prices received for and average production costs for Tatham Offshore's sale of oil and gas for the periods indicated:

                                           Natural Gas (MMcf)           Oil and Condensate (Mbbl)
                                            Year Ended June 30,              Year Ended June 30,
                                       ----------------------------     -------------------------
                                       1998         1997       1996     1998       1997      1996

     Net production................    4,532       7,180      3,274         16      170       418
     Average sales price...........    $2.34       $2.36      $2.51     $16.24   $22.35    $18.83
     Average production costs (1)..    $1.13       $1.03      $1.50     $ 6.79   $ 6.19    $19.86

     --------------
     (1) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include demand and commodity charges under transportation agreements, platform access and processing fees, maintenance and repair, labor and utilities costs.

     The relationship between Tatham Offshore's average prices and its average production costs depicted by the table above is not necessarily indicative of future results of operations expected by Tatham Offshore.

     ACREAGE

     The following table sets forth the developed and undeveloped oil and gas acreage in which Tatham Offshore held an interest as of June 30, 1998. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A substantial portion of Tatham Offshore's acreage is undeveloped. Gross acres in the following table refer to the combined number of acres in which a working interest is owned directly by Tatham Offshore. The number of net acres is the sum of the fractional ownership of working interests owned directly by Tatham Offshore in the gross acres.

                                                                Gross         Net
                                                                ------      ------
                  Developed acreage.......................       3,912       1,482
                  Undeveloped acreage.....................      27,897      21,116
                                                                ------      ------
                      Total acreage.......................      31,809      22,598

     OIL AND GAS DRILLING ACTIVITY

     The following table sets forth the gross and net number of productive, dry and total exploratory wells and development wells that Tatham Offshore drilled in each of the years ended June 30, 1998, 1997 and 1996:


                                                                        YEAR ENDED JUNE 30,
                                                    ------------------------------------------------------------
                                                         1998                  1997                  1996
                                                    ----------------      ----------------      ----------------
                                                    GROSS        NET      GROSS        NET      GROSS        NET
                                                    -----      -----      -----      -----      -----      -----
 EXPLORATORY
   Natural Gas..............................           --         --         --         --         --         --
   Oil......................................           --         --         --         --         --         --
   Dry......................................           --         --         --         --         --         --
                                                    -----      -----      -----      -----      -----      -----
           Total............................           --         --         --         --         --         --
                                                    =====      =====      =====      =====      =====      =====
 DEVELOPMENT
   Natural Gas..............................           --         --       4.00       1.00       3.00        .75
   Oil......................................           --         --         --         --       1.00        .25
   Dry......................................           --         --         --         --       1.00        .25
                                                    -----      -----      -----      -----      -----      -----
           Total............................           --         --       4.00       1.00       5.00       1.25
                                                    =====      =====      =====      =====      =====      =====

     The following table sets forth Tatham Offshore's ownership in producing wells at June 30, 1998:

                                                      GROSS       NET
                                                      ------    --------
Natural Gas                                                8        2.13
Oil                                                        2         .63
                                                      ------    --------
                                                          10        2.76
                                                      ======    ========

REGULATION

     The oil and gas industry is extensively regulated by federal, state and provincial authorities in the United States and Canada. Further, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. Legislation affecting the oil and gas industry is under constant review and statutes are constantly being adopted, expanded or amended. This regulatory burden increases the oil and gas industry's cost of doing business.

     In particular, the drilling industry is dependent on the demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax laws, price controls and other laws relating to the energy business. The Company's business is affected generally by political developments and by federal, state, provincial, local and foreign laws, rules and regulations which may relate directly to the oil and gas industry. The adoption of laws, rules and regulations, both domestic and foreign, which curtail exploration and development drilling for oil and gas for economic, environmental or other policy reasons may adversely affect the Company's operations by limiting available drilling and production opportunities. The Company's foreign operations are subject to political, economic, environmental and other uncertainties associated with foreign operations, as well as the additional risks of fluctuating currency values and exchange controls. Governments may from time to time suspend or curtail drilling operations or leasing activities when such operations are considered to be detrimental to the environment or to jeopardize public safety.

ENVIRONMENTAL

     General. The Company's operations are subject to extensive federal, state and local statutory and regulatory requirements relating to environmental affairs, health and safety, waste management and chemical products. In recent years, these requirements have become increasingly stringent and in certain circumstances, they impose "strict liability" on a company, rendering it liable for environmental damage without regard to negligence or fault on the part of such company. To the Company's knowledge, its operations are in substantial compliance, and are expected to continue to comply in all material respects, with applicable environmental laws, regulations and ordinances.

     It is possible, however, that future developments, such as stricter environmental laws, regulations or enforcement policies could affect the handling, manufacture, use, emission or disposal of substances or wastes by the Company. In addition, some risk of environmental costs and liabilities is inherent in the Company's operations and products as it is with other companies engaged in similar or related businesses, and there can be no assurance that material costs and liabilities, including substantial fines and criminal sanctions for violation of environmental laws and regulations, will not be incurred by the Company. Furthermore, the Company will likely be required to increase its expenditures during the next several years to comply with higher industry and regulatory safety standards. However, such expenditures cannot be accurately estimated at this time.

     Solid Waste. The Company's operations may generate or transport both hazardous and nonhazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA"), as amended, 42 U.S.C. Section 6901 et. seq., and its regulations, and comparable state statutes and regulations. Further, it is possible that some wastes that are currently classified as nonhazardous, via exemption or otherwise, perhaps including wastes currently generated during exploration, development and production operations may, in the future be designated as "hazardous wastes," which are subject to more rigorous and costly treatment, storage, transportation and disposal requirements. Such changes in the regulations may result in additional expenditures or operating expenses by the Company. As recently as August 8, 1998, the Environmental Protection Agency ("EPA") added four petroleum refining wastes to the list of RCRA hazardous wastes. While the full impact of the rule has yet to be determined, the rule may, as of February 1999, impose increased expenditures and operating expenses on the Company, which may take on increased obligations relating to the treatment, storage, transportation and disposal of certain petroleum refining wastes that previously were not regulated as hazardous wastes.

     Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. Sub-Section 9601 et. seq., and comparable state statutes, also known as "Superfund" laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that cause or contribute to the release or threatened release of a "hazardous substance" into the environment. These persons include the current owner or operator of a site, the past owner or operator of a site, and companies that transport, dispose of or arrange for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA or state agency and, in some cases third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Despite the "petroleum exclusion" of Section 101(14) that currently encompasses natural gas, the Company may nonetheless generate or transport "hazardous substances" within the meaning of CERCLA, or comparable state statutes, in the course of its ordinary operations. In addition, certain petroleum refining wastes that previously were not regulated as hazardous wastes may now fall within the definition of CERCLA hazardous substance. Thus, the Company may be responsible under CERCLA or the state equivalents for all or part of the costs required to clean up sites where a release of a hazardous substance has occurred.

     Air. Tatham Offshore's operations may be subject to the Clean Air Act ("CAA"), 42 U.S.C. Section 7401-7642, et. seq., and comparable state statutes. The 1990 CAA amendments and accompanying regulations, state or federal, may impose certain pollution control requirements with respect to air emissions from operations, particularly in instances where a company constructs a new facility or modifies an existing facility. The Company may also be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, the Company does not believe its operations will be materially adversely affected by any such requirements.

     Water. The Federal Water Pollution Control Act ("FWPCA"), or Clean Water Act, 33 U.S.C. Section 1311 et. seq., imposes strict controls against the unauthorized discharge of produced waters and other oil and gas wastes into navigable waters. The FWPCA provides for civil and criminal penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the Oil Pollution Act of 1990 ("OPA"), 33 U.S.C. Sections 2701-2761, imposes substantial potential liability for the costs of removal, remediation and damages. Similarly, the OPA imposes liability for the discharge of oil into or upon navigable waters or adjoining shorelines. Among other things, the OPA raises liability limits, narrows defenses to liability and provides more instances in which a responsible party is subject to unlimited liability. One provision of the OPA requires that offshore facilities establish and maintain evidence of financial responsibility of $150 million. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of an unauthorized discharge of petroleum, its derivatives or other hazardous substances into state waters. Further, the Coastal Zone Management Act ("CZMA"), 16 U.S.C. Sections 1451-1464, authorizes state implementation and development of programs containing management measures for the control of nonpoint source pollution to restore and protect coastal waters. State and federal wetlands presentation programs may also impose certain restrictions on dredge and fill and development activities.

     Endangered Species. The Endangered Species Act ("ESA"), 7 U.S.C. Section 136, seeks to ensure that activities do not jeopardize endangered or threatened plant and animal species, nor destroy or modify the critical habitat of such species. Under the ESA, certain exploration and production operations, as well as actions by federal agencies or funded by federal agencies, must not significantly impair or jeopardize the species or its habitat. The ESA provides for criminal penalties for willful violations of the Act. Other statutes which provide protection to animal and plant species and thus may apply to the Company's operations are the Marine Mammal Protection Act of 1972, 16 U.S.C. Sections 1361 to 1421h, the Marine Protection and Sanctuaries Act, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act and the Migratory Bird Treaty Act. The National Historic Preservation Act, 16 U.S.C.
Section 470, may impose similar requirements.

     Communication of Hazards. The Occupational Safety and Health Act ("OSHA"), as amended, 29 U.S.C. Section 651 et. seq., the Emergency Planning and Community Right-to-Know Act ("EPCRA"), as amended, 42 U.S.C. Section 11001 et. seq., and comparable state statutes require the Company to organize and disseminate information to employees, state and local organizations, and the public about the hazardous materials used in its operations and its emergency planning.

OPERATIONAL HAZARDS AND INSURANCE

     Tatham Offshore's exploration, production and development and drilling operations are subject to the usual hazards incident to the drilling and production of natural gas and crude oil, such as blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damages and suspension of operations. In addition, a pipeline may experience damage as a result of an accident or other natural disaster. To mitigate the impact of repair costs associated with such an accident or disaster, the Company maintains insurance of various types that it considers to be adequate to cover its operations. Such insurance is subject to deductibles that the Company considers reasonable and not excessive. The Company's insurance does not cover every potential risk associated with the drilling and production of oil and natural gas, but is consistent with insurance coverage generally available to the industry. The Company's insurance policies do not provide coverage for losses or liabilities relating to pollution, except for sudden and accidental occurrences.

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

INTERNATIONAL OPERATIONS AND RISKS

     The Company conducts some of its operations outside the United States. Risks associated with operating in international markets include foreign exchange restrictions and currency fluctuations, foreign taxation, changing political conditions and foreign and domestic monetary policies, expropriation, nationalization, nullification, modifications or renegotiation of contracts, war and civil disturbances or other risks that may limit or disrupt markets. The ability of the Company to compete in the international markets may also be adversely affected by foreign government regulations that favor or require the awarding of such contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. No predictions can be made as to what foreign government regulations may be enacted in the future that could be applicable to the Company's operations.

EMPLOYEES

     As of August 14, 1998, Tatham Offshore had fifteen employees. Prior to such date, all individuals, including executive officers, necessary to meet the financial, geological, engineering and other technical and administrative requirements of the Company were provided by DeepTech pursuant to a management agreement with Tatham Offshore (the "Management Agreement"), or affiliates of DeepTech pursuant to service contracts. The Management Agreement, as amended, provided for an annual management fee of 26% of DeepTech's overhead expenses. For the year ended June 30, 1998, DeepTech charged Tatham Offshore $4.4 million pursuant to such Management Agreement. The Management Agreement was terminated on August 14, 1998. See " -- Recent Events".

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 28, 1998, DeepTech, the holder of a majority of the Company's outstanding voting stock at the time, executed a written consent approving the sale of substantially all of the Company's oil and gas assets in the Gulf and an amendment to the Company's Certificate of Incorporation. The amendment was approved to reflect the fact that DeepTech will no longer own any shares of the Company's stock. Prior to the amendment, DeepTech was excluded from the category of "Related Persons," as that term is defined in the Certificate's Article II. The amendment removed DeepTech from the list of persons or entities not to be included in the definition of "Related Persons." Following the amendment, if DeepTech were to acquire 10% or more of the Company's voting stock, any merger or consolidation with DeepTech would require 75% of the outstanding voting stock to approve such a combination.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of August 31, 1998, there were approximately 162 holders of record of the common stock. The following table sets forth the high and low sales prices for the common stock as quoted on The Nasdaq National Market for the periods indicated. In addition, the table is adjusted for the one for ten reverse common stock split Tatham Offshore effected on November 24, 1997.

                                                       Common Stock Price Range
                                                       ------------------------
                                                            High      Low
YEAR ENDED JUNE 30, 1997
   First Quarter .....................................     13 3/4     7 1/2
   Second Quarter ....................................      9 3/8     4 3/8
   Third Quarter .....................................      9 3/8     5
   Fourth Quarter ....................................      7 1/2     5

YEAR ENDED JUNE 30, 1998
   First Quarter .....................................      6 7/8     2 13/16
   Second Quarter ....................................      5 5/8     2 1/2
   Third Quarter .....................................      4 7/8     3
   Fourth Quarter ....................................      4 1/4     3

PERIOD  FROM JULY 1, 1998 THROUGH AUGUST 31, 1998 ....      3 3/4     2 5/8

     Tatham Offshore has never declared or paid cash dividends on its common or preferred stock. The Company intends to retain any future earnings to fund growth and does not anticipate paying any cash dividends on its stock in the foreseeable future. The payment of future dividends, if any, will be determined by the Board of Directors in light of conditions then-existing, including the Company's operating results, financial condition, capital requirements, general business conditions and other factors the Board of Directors deems relevant. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The following table summarizes the Company's outstanding equity at June 30, 1998:

                                                                                                 Conversion/
                                 Shares            Liquidation     Dividend      Accrued          Exchange
          Equity               Outstanding          Preference       Rate       Dividends          Features        Symbol
          ------               -----------       ----------------  --------    -----------       -----------     ----------
Senior Preferred Stock (a)           7,500 (a)   $1,000 per share         9%   $ 1,631,000            (a)            N/A

Series A Preferred Stock (b)    17,557,648 (g)   $ 1.50 per share        12%   $ 6,321,000           (c)(d)       TOFFL (e)

Series B Preferred Stock            74,379       $ 1.00 per share         8%   $    10,000           (c)(d)       TOFFO (e)

Series C Preferred Stock (c)       321,205       $ 0.50 per share         4%   $    10,000           (c)(d)       TOFFN (e)

Common Stock (b)                30,001,026 (g)         N/A               --    $        --             --          TOFF (f)

----------------------

(a) In March 1998, Tatham Offshore eliminated its 9% Senior Convertible Preferred Stock and replaced this stock with Series B 9% Senior Convertible Preferred Stock ("Senior Preferred Stock"). In connection with the Redemption Agreement, the Partnership returned to Tatham Offshore the Senior Preferred Stock on August 14, 1998 in exchange for certain assets. Tatham Offshore then eliminated the Senior Preferred Stock. Each share of the Senior Preferred Stock was senior to all other classes of Tatham Offshore preferred and common stock in the case of liquidation, dissolution or winding up of Tatham Offshore. The Partnership held all outstanding shares. The Senior Preferred Stock was convertible into Series A Preferred Stock using a conversion ratio equal to (i) the liquidation preference amount plus accumulated unpaid dividends divided by (ii) $0.9375.

(b) As of June 30, 1998, DeepTech held 28,073,450 shares and 4,670,957 shares of outstanding common stock and Series A Preferred Stock, respectively. On August 14, 1998, DeepTech divested itself of this equity ownership through the Rights Offering.

(c) At any time until December 31, 1998, each share may be exchanged for 0.4 Exchange Warrants. Each full Exchange Warrant entitles the holder thereof to purchase one share of common stock at $6.53 per share. The Exchange Warrants expire on July 1, 1999. Alternatively, at any time, the holder of any shares may convert the liquidation value and unpaid dividends into shares of common stock at $6.53 per share.

(d)  Redeemable at the option of Tatham Offshore on or after July 1, 1997.

(e)  The preferred stock is traded on the OTC Bulletin Board Service.

(f)  The common stock is traded on The Nasdaq Stock Market's National Market.

(g) In connection with the Rights Offering, Tatham Offshore purchased all of the shares of Common Stock and Series A Preferred Stock that were not acquired by the holders of Rights or TB Securities in the Rights Offering, 3,926,746 and 653,365, respectively, and the proceeds from such purchase by Tatham Offshore were contributed by DeepTech to Tatham Offshore.

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

     In November 1995 and May 1996, the Company issued 12,094 shares and 12,423 shares, respectively, of its common stock in connection with the mandatory arrangement of certain senior executives of DeepTech and received a $360,000 credit against its management fees payable to DeepTech. Such transactions were completed without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

     In June 1996, in connection with its Non-Employee Director Compensation Plan, Tatham Offshore issued its common stock to the following persons in the following amounts: 6,378 shares to James G. Niven, 1,820 shares to E. Garrett Bewkes, 5,678 shares to Humbert B. Powell, 6,378 shares to Philip G. Clarke and 5,458 shares to Clyde E. Nath. Such transactions were completed without registration under the Securities Act in reliance on the exemption provided by
Section 4(2) of the Securities Act.

     In February 1996, Tatham Offshore issued 7,500 shares of its 9% Senior Convertible Preferred Stock to Leviathan Gas Pipeline Partners, L.P. as partial consideration for the satisfaction of certain demand charge obligations. Such transaction was completed without registration under the Securities Act in reliance on the exemptions provided by Section 4(2) of the Securities Act. In March 1998, Tatham Offshore eliminated its 9% Senior Convertible Preferred Stock and replaced this stock with Series B 9% Senior Convertible Preferred Stock. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

     Tatham Offshore, Inc. issued a total of 90,000 shares of its common stock to Offshore Drilling Consultants, Inc. from September 1997 through March 1998 as compensation for consulting services related to its Atlantic Canada project. Prior to January 1998, Offshore Drilling Consultants, Inc. was known as F-W Oil Interests, Inc. Such transactions were completed without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

     In December 1997, Tatham Offshore issued 26,666,667 shares of its common stock to DeepTech in exchange for $60 million of Subordinated Convertible Promissory Notes held by DeepTech. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by
Section 4(2) of the Securities Act.

ITEM 6.        SELECTED FINANCIAL DATA

     The selected financial data set forth below for the Company for each of the three years ended June 30, 1998, 1997 and 1996 and at June 30, 1998 and 1997 have been derived from the consolidated financial statements and notes thereto which are included elsewhere in this Annual Report. The selected financial data at and for each of the two years ended June 30, 1995 and 1994 and at June 30, 1996 have been derived from the historical financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto which are included elsewhere in this Annual Report.

     The following selected financial data is included in this Annual Report due to the requirements of the Securities Exchange Act. With the exception of the North Atlantic Partners pipeline project, all of the historical business and operations of Tatham Offshore has been transferred to DeepTech and the Partnership who has also assumed all future liability related to these assets and operations as part of the Reorganization Transaction. Such information, although important for an understanding of Tatham Offshore's historical financial results and business, is of little relevance to the Company's business and operations on a going forward basis.

                                                                                   YEAR ENDED JUNE 30,
                                                            ----------------------------------------------------------------
                                                              1998          1997          1996          1995          1994
                                                            --------      --------      --------      --------      --------
                                                                                     (In thousands)
STATEMENT OF OPERATIONS DATA:

REVENUE:
Oil and gas sales .....................................     $ 10,868      $ 20,723      $ 16,070      $  8,054      $ 12,146
Drilling services .....................................          672            --            --            --            --
                                                            --------      --------      --------      --------      --------

         Total revenue ................................       11,540        20,723        16,070         8,054        12,146
                                                            --------      --------      --------      --------      --------

COSTS AND EXPENSES:
Production and operating expenses .....................        5,666         8,465        13,203        13,745         8,509
Exploration expenses ..................................          149           542           637        11,459         3,067
Depreciation, depletion and amortization ..............        3,047         5,364         1,758         1,210           983
Impairment, abandonment and other .....................           --        41,674         8,000            --            --
Management fee ........................................        4,375         3,279         4,436         4,967         3,377
General and administrative expenses ...................        1,371         1,567         1,839         2,145         1,496
                                                            --------      --------      --------      --------      --------

         Total operating costs ........................       14,608        60,891        29,873        33,526        17,432
                                                            --------      --------      --------      --------      --------

Operating loss ........................................       (3,068)      (40,168)      (13,803)      (25,472)       (5,286)
Gain on sale of oil and gas properties ................           --            --        22,641         1,496            --
Interest income .......................................          223           571           113           836           431
Interest and other financing costs ....................       (1,966)       (8,374)       (8,161)      (11,631)       (3,935)
                                                            --------      --------      --------      --------      --------

Net (loss) income .....................................     $ (4,811)     $(47,971)     $    790      $(34,771)     $ (8,790)
                                                            ========      ========      ========      ========      ========

Net (loss) income available to common stockholders ....     $ (8,581)     $(51,891)     $    509      $(34,771)     $ (9,925)
                                                            ========      ========      ========      ========      ========

Basic net (loss) income per common share ..............     $  (0.50)     $ (19.47)     $   0.20      $ (13.91)     $  (4.50)
                                                            ========      ========      ========      ========      ========

Diluted net (loss) income per common share ............     $  (0.50)     $ (19.47)     $   0.09      $ (13.91)     $  (4.50)
                                                            ========      ========      ========      ========      ========

                                                               AT JUNE 30,
                                       --------------------------------------------------------------
                                         1998         1997         1996         1995           1994
                                         ----         ----         ----         ----           ----
                                                             (In thousands)
BALANCE SHEET DATA:

Semisubmersible drilling rigs, net  .  $129,260     $     --      $     --     $     --      $     --
Oil and gas properties, net . . . . .     5,724       30,752        64,900       70,829        46,453
Total assets  . . . . . . . . . . . .   153,418       42,485        97,130       94,720        99,291
Notes payable   . . . . . . . . . . .    64,156           --            --           --            --
Long term debt  . . . . . . . . . . .        --       60,000        60,000       60,000        60,000
Stockholders' equity (deficit)  . . .    75,410      (27,696)       18,862      (20,020)       14,751

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto located elsewhere in this Annual Report and the information set forth under the heading "Selected Financial Data." This discussion is intended to assist in the understanding of Tatham Offshore's financial position and results of operations for each of the years ended June 30, 1998, 1997 and 1996. Effective June 25, 1998, Tatham Offshore acquired DeepFlex which owns the Pincay and the Shoemaker. On August 14, 1998, Tatham Offshore transferred all of its remaining oil and gas properties to the Partnership in connection with the Merger and related transactions.

     The following discussion of results of operations is included in this Annual Report due to the requirements of the Securities Act. With the exception of the North Atlantic Partners pipeline project, all of the historical business and operations of Tatham Offshore has been transferred to DeepTech and the Partnership who has also assumed all future liability related to these assets and operations as part of the Reorganization Transaction. Such information, although important for an understanding of Tatham Offshore's historical financial results and business, is of little relevance to the Company's business and operations on a going forward basis.

RESULTS OF OPERATIONS

     YEAR ENDED JUNE 30, 1998 COMPARED WITH YEAR ENDED JUNE 30, 1997

     Revenue from oil and gas sales totaled $10.9 million for the year ended June 30, 1998 as compared with $20.7 million for the year ended June 30, 1997. During the year ended June 30, 1998, Tatham Offshore sold 4,532 MMcf of gas and 16,295 barrels of oil at average prices of $2.34 per Mcf and $16.24 per barrel, respectively. During the same period in 1997, Tatham Offshore sold 7,180 MMcf of gas and 170,000 barrels of oil at average prices of $2.36 per Mcf and $22.35 per barrel, respectively. The decrease in oil and gas sales was primarily a result of the cessation of oil and gas production in May 1997 from Tatham Offshore's Ewing Bank 914 #2 well, decreased gas production from Tatham Offshore's Viosca Knoll Block 817 lease and substantially lower realized oil prices.

     Drilling services totaled $0.7 million for the year ended June 30, 1998 and represented revenue from contract drilling services provided by the Rigs from June 25, 1998 through June 30, 1998.

     Production and operating expenses for the year ended June 30, 1998 totaled $5.7 million as compared with $8.5 million for the same period in 1997. The decrease of $2.8 million was primarily comprised of a decrease of $3.0 million in transportation, production, operating and workover expenses related to the cessation of oil and gas production in May 1997 from Tatham Offshore's Ewing Bank 914 #2 well, a decrease of $0.2 million related to a production payment and an increase of $0.4 million related to the operations of the Rigs.

     Exploration expenses for the year ended June 30, 1998 totaled $0.1 million as compared with $0.5 million for the year ended June 30, 1997. Exploration expenses primarily included delay rentals and minimum royalties.

     Depreciation, depletion and amortization totaled $3.0 million for the year ended June 30, 1998 as compared with $5.4 million for the year ended June 30, 1997. The decrease of $2.4 million is primarily a result of a $0.8 million net reduction in abandonment expense as a result of Tatham Offshore assigning its working interest in Ship Shoal Block 331 to a third party for the assumption of the abandonment obligations, lower depletion at Viosca Knoll Block 817 and West Delta Block 35 of $1.3 million, lower abandonment accruals related to West Delta Block 35 and Viosca Knoll Blocks 817 and 818 of $0.4 million, and offset by $0.1 million related to the Rigs.

     Impairment, abandonment and other for the year ended June 30, 1997 totaled $41.7 million. Impairment, abandonment and other for the year ended June 30, 1997 consisted of a charge to reserve Tatham Offshore's investment in its Ewing Bank 914 #2 well, certain adjacent leases and Ship Shoal Block 331 property, to accrue Tatham Offshore's abandonment obligations associated with the Ewing Bank 914 #2 and 915 #4 wells and the Ship Shoal Block 331 property and to expense Tatham Offshore's net prepaid demand charges related to obligations under certain transportation agreements. See "Note 4 -- Oil and Gas Properties" on pages F-12 through F-15. No impairment abandonment and other charges were recorded during the year ended June 30, 1998.

     General and administrative expenses, including the management fee allocated from DeepTech, for the year ended June 30, 1998 totaled $5.7 million as compared with $4.8 million for the same period in 1997. The increase reflected an increase in staff and overhead expenses, attributable to the Canadian activities, allocated to Tatham

Offshore under the Management Agreement of $1.1 million offset by a decrease in direct general and administrative expenses of $0.2 million. Tatham Offshore amended its Management Agreement effective July 1, 1997 to provide for a 26% overhead allocation as compared to a 24% overhead allocation during the year ended June 30, 1997. Effective August 14, 1998, the Management Agreement was terminated and the Company directly employed its management, operational and financial staff.

     Operating loss for the year ended June 30, 1998 was $3.1 million as compared with an operating loss of $40.2 million for the year ended June 30, 1997. The change was due to the items discussed above.

     Interest income totaled $0.2 million for the year ended June 30, 1998 as compared with $0.6 million for the same period in 1997 and included interest income from available cash.

     Interest expense for the year ended June 30, 1998 totaled $1.9 million as compared with $8.4 million for the year ended June 30, 1997 and primarily related to interest under the $60 million principal amount of Subordinated Convertible Promissory Notes (the "Subordinated Notes") held by DeepTech, which were converted into shares of Tatham Offshore common stock in December 1997. See "-- Liquidity Outlook."

     After taking into account $3.8 million of preferred stock dividends in arrears, the Company's net loss available to common stockholders for the year ended June 30, 1998 was $8.6 million, or $0.50 per share, as compared with net loss available to common stockholders for the year ended June 30, 1997 of $51.9 million, or $19.47 per share, after taking into account $3.9 million of preferred stock dividends in arrears. The weighted average shares outstanding for the purposes of calculating loss per share for the years ended June 30, 1998 and 1997 were 17,299,739 shares and 2,665,084 shares, respectively.

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

     Production and operating expenses for the year ended June 30, 1997 totaled $8.5 million as compared with $13.2 million for the year ended June 30, 1996. The decrease of $4.7 million is comprised of (i) a decrease of $4.0 million in the cost of transportation services primarily related to lower oil production and the restructuring of certain transportation agreements with the Partnership,
(ii) a decrease of $2.0 million in workover and repair expenses, (iii) a decrease of $0.2 million in operating costs primarily related to the Viosca Knoll Block 817 project and (iv) an increase of $1.5 million related to a production payment. During the year ended June 30, 1996, the Company incurred $2.3 million of workover and repair expenses related to the Ewing Bank 914 #2 well.

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

     Impairment, abandonment and other for the year ended June 30, 1997 totaled $41.7 million as compared with $8.0 million for the year ended June 30, 1996. Impairment, abandonment and other for the year ended June 30, 1997 consisted of a charge to reserve the Company's investment in its Ewing Bank 914 #2 well, certain adjacent leases and Ship Shoal Block 331 property, to fully accrue the Company's abandonment obligations associated with the Ewing Bank 914 #2 and 915 #4 wells and the Ship Shoal Block 331 property and to expense the Company's net prepaid demand charges related to obligations under certain transportation agreements. See "Notes to Consolidated Financial Statements -- Note 4 -- Property and Equipment -- Oil and Gas Properties -- Impairment, Abandonment and Other" located on page F-14 through F-15. In connection with the Company's assessment of its Ship Shoal Block 331 property and its decision to seek a sale of all or a portion of such property, or a joint venture partner, the Company reduced its investment in its Ship Shoal Block 331 property by $8.0 million during the year ended June 30, 1996.

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

     During the year ended June 30, 1996, the Company recognized a $22.6 million gain related to the sale of its working interest in certain properties to the Partnership as a result of the Company waiving its options to prepay the then-existing Payout Amount and receive a reassignment of its working interests.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's exploration and production activities have generated and utilized substantially all of the operating cash flow. Prospectively, the Company's contract drilling activities are expected to generate and utilize substantially all of the operating cash flow, at least during the near term. See "-- Liquidity Outlook."

     Sources of Cash. Historically, the Company's cash from operations was generated by the sale of the Company's interest in oil and gas production. Prospectively, the Company expects to be dependent upon cash on hand and cash generated from its drilling services operations to pay its operating expenses, service its debt and satisfy its other obligations. However, as described below, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements to allow the Company to implement its business strategy in Atlantic Canada. If either of the Rigs is not employed for any extended period of time, the absence of associated revenues may have a material adverse effect on the Company, including limiting the Company's ability to raise capital from external sources.

     Cash from operations during the year ended June 30, 1998 was derived primarily from production from Tatham Offshore's working interest in Viosca Knoll Block 817. Tatham Offshore's 25% working interest in Viosca Knoll Block 817 was subject to a production payment equal to 25% of the net operating cash flow from such working interest. As of August 14, 1998, the Company had (i) disposed of all of its oil and gas operations, (ii) acquired and commenced operating the Rigs and (iii) begun aggressively implementing its Canada strategy.

    In February 1998, DeepFlex exchanged its 1,016,957 shares of Series C Preferred Stock for 406,783 Exchange Warrants and immediately converted the Exchange Warrants into 406,783 shares of common stock at $6.53 per share for a total of $2.7 million in proceeds to Tatham Offshore. Tatham Offshore used $2.5 million of proceeds to redeem all of the 4,991,377 shares of Mandatory Redeemable Preferred Stock outstanding at $0.50 per share as required under the terms of the Mandatory Redeemable Preferred Stock issue. DeepFlex conveyed the 406,783 shares of common stock to DeepTech in March 1998.

    Uses of Cash. Prospectively, the Company expects that its primary uses of cash will consist of (i) scheduled interest payments on the Credit Facility,
(ii) amounts necessary to fund capital expenditures related to the Rigs that are not funded by customers, and (iii) amounts necessary to pay general and administrative and other operational expenses. In addition, the Company will use available cash to fund the pursuit of its business strategy in Atlantic Canada. Such uses will include funding the North Atlantic Partners pipeline project, the Planned Rig, the remainder of the Company's Atlantic Canada strategy and any of the Company's other potential capital expenditures.

     During the year ended June 30, 1998, the Company's primary uses of cash consisted of (i) expenses associated with operating its producing properties, including its leasehold abandonment liabilities, (ii) capital expenditures necessary to fund its portion of the development costs attributable to its working interests, (iii) platform access fees and processing and commodity charges payable to the Partnership, (iv) payments due under the Management Agreement with DeepTech and (v) expenditures related to its Atlantic Canada projects.

     North Atlantic Partners is the sponsor of a proposal to construct a natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. As of June 30, 1998, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic Partners, has incurred $11.5 million in developmental costs in connection with such project and related infrastructure projects. The Company anticipates that the ultimate capital costs of the project, if approved, could be in excess of several billion dollars. See Items 1 and 2. "Business and Properties -- Atlantic Canada Strategy."

     In order to improve liquidity and partially address its capital requirements during the year ended June 30, 1998, Tatham Offshore entered into an option agreement to restructure the Subordinated Notes held by DeepTech. On December 17, 1997, DeepTech converted the Subordinated Notes into 26,666,667 shares of Common Stock at a conversion rate of $2.25 per share, the average of the closing price for the ten trading days immediately preceding the exercise of the option. As a result of the conversion of the Subordinated Notes, Tatham Offshore eliminated all of its then existing outstanding debt.

    Liquidity Outlook. The Company intends to fund its immediate cash requirements with cash on hand and cash from its drilling services operations. At June 30, 1998, the Company had $2.7 million of cash and cash equivalents.

    On September 30, 1996, a subsidiary of DeepFlex entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Shoemaker, to fund significant upgrades to the Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the Shoemaker. The Credit Facility (i) matures on March 31, 1999, (ii) bears interest at the prime rate plus 3% per annum (11.5% at June 30, 1998), payable quarterly, (iii) is secured by the two semisubmersible drilling rigs and all of the related assets, (iv) required a quarterly principal payment of excess flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning on December 31, 1996 and ending on September 30, 1998, (v) provided the Lenders warrants to acquire a 5% minority equity interest in the subsidiaries which own the Rigs, and (vi) is subject to customary conditions and covenants, including the maintenance of a minimum level of working capital. As of June 30, 1998, amounts outstanding under the Credit Facility totaled $59.2 million. Management believes it will be able to refinance the Credit Facility upon its maturity.

    In connection with the Merger, the Company entered into a short term financing arrangement with Tatham Brothers, LLC ("Tatham Brothers") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the Redemption Agreement with the Partnership, (ii) pay $1.4 million to DeepTech in connection with the Management Agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the short term financing. Tatham Brothers is an affiliate of Thomas P. Tatham and the parent company of TB Securities. The short term financing bears interest at the rate of 12% per annum and is due on January 15, 1999. It is secured by a pledge of DeepFlex of its interest in a certain payment-in-kind Subordinated Promissory
Note issued by RIGCO North America, L.L.C. and FPS V, Inc., both subsidiaries of the Company, which has a current outstanding balance of approximately $70.0 million. The Company anticipates that it will refinance the short term financing with Tatham Brothers upon its maturity or pay off the facility with proceeds from the refinancing of the Credit Facility discussed above.

    On September 15, 1998, a draw of $1.4 million was made on the above-mentioned letter of credit by DeepTech to fund certain tax liabilities incurred in connection with the Merger.

    The Company is a guarantor of a $5.0 million loan from NationsBank, N.A. to Tatham Brothers, which proceeds were used to fund certain improvements to the Rigs. The loan bears interest at the rate of Prime plus 1 1/2% per annum and is due on January 19, 1999 or on demand.

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

    The ability of the Company to satisfy its future capital needs with respect to its planned Atlantic Canada strategy, particularly its ability to obtain regulatory approval and financing for the North Atlantic Partners pipeline project, will depend upon its ability to raise substantial amounts of additional capital and to implement its business strategy successfully. With respect to the Company's strategy described under "Business -- Business Strategy", (i) the Company does not currently possess the capital necessary to implement its business strategy completely and there can be no assurances that the Company will be able to obtain sufficient capital for any or all of the projects, (ii) there can be no assurances that these projects and other opportunities will prove to be economical or that they will occur, and (iii) many of these projects will require governmental approvals, almost all of which the Company has yet to receive. Moreover, if there are developments that the Company determines to be indicative of a lack of reasonable opportunity to realize benefits for the Company's stockholders, then the Company will pursue other opportunities, wherever located, as the Company determines to be in the Company's best interests.

     Tatham Offshore has never declared or paid dividends on its common or preferred stock. Tatham Offshore expects to retain all available earnings generated by its operations for the growth and development of its business.

     Year 2000. The year 2000 issue is the result of computer programs that were written using two digits rather than four to define the year. The Company believes that all of its software and equipment are year 2000 compliant and that this problem will have no affect on the Company's internal operations. Although the company intends to interact only with those third parties that have year 2000 compliant computer systems, it is impossible for the Company to monitor all such systems. Currently, the Company has no information concerning the year 2000 compliance status of its customers and vendors. There can be no assurances that such systems will not have a material adverse impact on the Company's business and operations.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to some market risk due to the floating interest rate under the RIGCO Credit Facility. See "-- Note 5 -- Indebtedness." Under the RIGCO Credit Facility, the remaining principal is due on March 31, 1999 along with the final interest payment. On June 30, 1998, the Credit Facility had principal balance of $59,156,000 and an interest rate based on the prime rate plus 3% (11 1/2% at June 30, 1998). A 1 1/2% increase in interest rates could result in a $900,000 annual increase in interest expense on the existing principal balance.

     On April 3, 1997, RIGCO entered into an interest rate cap agreement with Citibank, N.A., which covered $36.5 million of the debt and provided a maximum fixed effective interest rate of 11.74% and which terminates on September 30, 1998.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information appearing under the caption "Election of Directors" in the Company's definitive proxy statement (the "Proxy Statement") relating to the 1998 annual stockholders meeting (the "Annual Meeting"), is incorporated herein by reference.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      A discussion of certain agreements, arrangements and transactions between or among the Company, the Partnership, DeepTech and certain other related parties is summarized in the Company's "Notes to Consolidated Financial Statements -- Note 2 -- Recent Events", "-- Note 4 -- Oil and Gas
Properties --", "-- Note 7 -- Related Party Transactions  and "-- Note 11
-- Subsequent Events --" located elsewhere in this Annual Report.

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

     3.  (a)  Exhibits

           Exhibit
            Number      Description
           -------      -----------
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

              3.3 Certificate of Amendment of Certificate of Incorporation of Tatham Offshore (filed as Exhibit 3.1 to Tatham
                        Offshore's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, Commission File No. 0-22892 and incorporated herein by reference).

              3.4 Certificate of Amendment of Certificate of Incorporation of Tatham Offshore (filed as Exhibit 3.2 to Tatham
                        Offshore's Registration Statement on Form S-1 Commission
                        File No. 333-49859 and incorporated herein by reference).

              4.1       Certificate of Designation Establishing the Series A
                        Convertible Exchangeable Preferred Stock of Tatham
                        Offshore (filed as Exhibit 4.1 to Tatham Offshore's
                        Quarterly Report on Form 10-Q for the quarter ended
                        December 31, 1995, Commission File No. 0-22892 and incorporated herein by reference).

              4.2       Certificate of Designation Establishing the Series B
                        Convertible Exchangeable Preferred Stock (filed as
                        Exhibit 4.2 to Tatham Offshore's Quarterly Report on
                        Form 10-Q for the quarter ended December 31, 1995,
                        Commission File No. 0-22892 and incorporated herein by reference).

              4.3       Certificate of Designation Establishing the Series C
                        Convertible Exchangeable Preferred Stock (filed as
                        Exhibit 4.3 to Tatham Offshore's Quarterly Report on
                        Form 10-Q for the quarter ended December 31, 1995,
                        Commission File No. 0-22892 and incorporated herein by reference).

              4.4       Certificate of Designation Establishing the Mandatory
                        Redeemable Preferred Stock (filed as Exhibit 4.4 to
                        Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No.
                        0-22892 and incorporated herein by reference).

              4.5       Certificate of Designation Establishing the Series B
                        Convertible Preferred Stock (filed as Exhibit 4.1 to
                        Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No.
                        0-22892 and incorporated herein by reference).

              4.6 Warrant Agreement relating to the warrants entitling the holder thereof to purchase shares of Convertible
                        Exchangeable Preferred Stock (filed as Exhibit 4.5 to
                        Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No.
                        0-22892 and incorporated herein by reference).

              4.7 Exchange Warrant Agreement relating to the warrants entitling the holder thereof to purchase shares of Tatham Offshore's Common Stock (filed as Exhibit 4.6 to
                        Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No.
                        0-22892 and incorporated herein by reference).

             10.1 Registration Rights Agreement dated March 21, 1994, between Tatham Offshore and First Interstate Bank of
                        Texas, N.A., as Trustee (filed as Exhibit 10.17 to
                        DeepTech's Registration Statement on Form S-1,
                        Commission File No. 33-76999, and incorporated herein by reference).

             10.2       Farmout Agreement, dated October 1, 1994, between Tatham
                        Offshore, F-W Oil Interests, Inc., O.P.I. International,
                        Inc., and J. Ray McDermott Properties, Inc. (filed as
                        Exhibit 10.48 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File
                        No. 0-23934 and incorporated herein by reference).

             10.3       Agreement dated July 2, 1993 and amended on December 6,
                        1993 between Fina Oil and Chemical Company and Petrofina
                        Delaware, Incorporated and Tatham Offshore covering
                        Viosca Knoll Blocks 772/773, 774, 817, 818 and 861
                        (filed as Exhibit 10.20 to Tatham Offshore's
                        Registration Statement on Form S-1, Commission File No.
                        33-70120, and incorporated herein by reference).

             10.4       Unit Agreement for Outer Continental Shelf Exploration,
                        Development and Production Operations for the Ewing Bank
                        Blocks 871, 914, 915, 916, 958 and 959, Ewing Bank Area,
                        Offshore Louisiana, dated May 13, 1988 by and among
                        Mobil-X, Sohio, Kerr-McGee and Kerr-McGee Federal
                        Limited Partnership I-1981 (filed as Exhibit 10.22 to
                        Tatham Offshore's Registration Statement on Form S-1,
                        Commission File No. 33-70120, and incorporated herein by reference).

             10.5       Unit Agreement for Outer Continental Shelf Exploration,
                        Development and Production Operations for the Viosca
                        Knoll Blocks 772, 773, 774, 817, 818 and 861, Viosca
                        Knoll Area Offshore Louisiana, dated July 7, 1993 by and among Tatham Offshore, Petrofina Delaware, Incorporated and Fina Oil & Chemical Company (filed as Exhibit 10.23 to Tatham Offshore's Registration Statement on Form S-1,
                        Commission File No. 33-70120, and incorporated herein by reference).

             10.6       DeepTech Registration Rights Agreement by and between
                        Tatham Offshore and DeepTech (filed as Exhibit 10.25 to
                        Tatham Offshore's Registration Statement on Form S-1,
                        Commission File No. 33-70120, and incorporated herein by reference).

             10.7 Indemnification Agreement dated as of October 16, 1993 between Tatham Offshore and its directors (filed as Exhibit 10.26 to Tatham Offshore's Registration
                        Statement on Form S-1, Commission File No. 33-70120, and incorporated herein by reference).

             10.8       Subordinated Convertible Note Purchase Agreement between
                        Tatham Offshore and DeepTech, as amended (filed as exhibit 10.30 in Tatham Offshore's Annual Report on Form
                        10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

             10.9 11 3/4% Subordinated Convertible Promissory Note made payable by the Company to the order of the holder thereof (filed as exhibit 10.31 in Tatham Offshore's
                        Annual Report on Form 10-K for the fiscal year ended
                        June 30, 1994, and incorporated herein by reference).

            10.10 Form of Stock Option Agreement by and between the Optionee and Tatham Offshore (filed as exhibit 10.35 in
                        Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

            10.11       Agreement for Purchase and Sale by and between Tatham
                        Offshore, Inc., as Seller, and Flextrend Development
                        Company, L.L.C., as Buyer, dated June 30, 1995 (filed as
                        Exhibit 6(a) to the Leviathan Gas Pipeline Partners,
                        L.P. Quarterly Report on Form 10-Q for the quarter ended
                        June 30, 1995, Commission File Number 1-11680 and incorporated herein by reference).

            10.12       Production Payment Agreement dated as of September 19,
                        1995 by Tatham Offshore in favor of F-W Oil Interests,
                        Inc. (filed as Exhibit 10.91 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

            10.13       Production Payment Agreement dated as of September 19,
                        1995 by Tatham Offshore in favor of J. Ray McDermott
                        Properties, Inc. (filed as Exhibit 10.92 to DeepTech's
                        Annual Report on Form 10-K for the fiscal year ended
                        June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

            10.14       Tatham Offshore, Inc. Employee Equity Incentive Plan
                        (filed as Exhibit 10.47 to Tatham Offshore's Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).

            10.15       Tatham Offshore, Inc. Non-Employee Director Stock Option
                        Plan (filed as Exhibit 10.48 to Tatham Offshore's Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).

            10.16       Master Drilling Agreement and Drilling Order between
                        Tatham Offshore, Inc. and Sedco Forex Division,
                        Schlumberger Technology Corporation dated September 19,
                        1996 (filed as Exhibit 10.50 to Tatham Offshore's Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated herein by reference).

            10.17       Redemption  Agreement dated February 27, 1998 between
                        Tatham Offshore, Inc. and Flextrend Development Company,
                        L.L.C. (filed as Exhibit 10.1 to Tatham Offshore's
                        Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 1998, Commission File No. 0-22892 and incorporated herein by reference).

            10.18 Purchase Commitment Agreement dated February 27, 1998 by and between Tatham Offshore, Inc. and Tatham Brothers,
                        LLC (filed as Exhibit 10.2 to Tatham Offshore's
                        Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 1998, Commission File No. 0-22892 and incorporated herein by reference).

            10.19 Master Agreement, dated as of November 29, 1995, by and among Highwood Partners, L.P., DeepTech International
                        Inc., DeepFlex Production Services, Inc., FPS III, Inc.
                        and Deepwater Drillers, L.L.C. (filed as Exhibit 10.1 to
                        DeepTech's Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

            10.20       Limited Liability Company Agreement of Deepwater
                        Drillers, L.L.C. (filed as Exhibit 10.2 to DeepTech's
                        Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

            10.21 First Amended and Restated Drilling Make-Ready Agreement dated November 29, 1996 between RIGCO North America,
                        L.L.C. and Schlumberger Technology Corporation (Sedco
                        Forex Division) (filed as Exhibit 10.1 to DeepTech's
                        Quarterly Report on Form 10-Q for the quarter ended
                        December 31, 1996, Commission File No. 0-23934 and incorporated herein by reference).

            10.22       Contribution and Distribution Agreement dated February
                        27, 1998, between DeepTech International Inc., Tatham
                        Offshore, Inc., DeepFlex Production Services, Inc., and
                        El Paso Natural Gas Company (filed as Exhibit 10.26 to
                        Tatham Offshore's Registration Statement on Form S-1,
                        Commission File No. 333-49859 and incorporated herein by reference).

            10.23       Standby Agreement dated February 27, 1998, between
                        DeepTech International Inc., Tatham Offshore, Inc.,
                        Thomas P. Tatham, Tatham Brothers, LLC, and El Paso
                        Natural Gas Company (filed as Exhibit 10.27 to Tatham
                        Offshore's Registration Statement on Form S-1,
                        Commission File No. 333-49859 and incorporated herein by reference).

             10.24      Form of Tax Sharing Agreement among Tatham Offshore,
                        Inc., DeepTech International Inc. and DeepFlex
                        Production  Services, Inc. (filed as Exhibit 10.28 to
                        Tatham  Offshore's Registration Statement on Form S-1,
                        Commission File No. 333-49859 and incorporated herein by reference).

             10.25*     First Amended and Restated Charter between RIGCO North
                        America, L.L.C. and Sedco Forex Division, Schlumberger
                        Technology Corporation dated November 29, 1996.

             10.26*     Second Amended and Restated Charter between RIGCO North
                        America, L.L.C. and Sedco Forex Division, Schlumberger
                        Technology Corporation dated August 14, 1997.

             10.27      Credit Agreement, dated September 30, 1996 among RIGCO
                        North America, L.L.C., Lehman Commercial Paper, Inc., as
                        Advisor, Syndication Agent, Arranger, Collateral and
                        Documentation Agent and Administrative Agent, and the banks and other financial institutions from time to time party thereto (filed as Exhibit 10.3 to DeepTech's
                        Quarterly Report on Form 10-Q for the quarter ended
                        December 31, 1996, Commission File Number 0-23934 and incorporated herein by reference).

             10.28*     Global Amendment and Assignment and Acceptance dated
                        October 9, 1996 to the Credit Agreement among RIGCO
                        North America, L.L.C., Lehman Commercial Paper, Inc., as
                        Advisor, Syndication Agent and Arranger, Hibernia
                        National Bank, as Collateral and Documentation Agent and
                        BHF-Bank Aktrengesellschaft, as Administrative Agent.

             10.29      Second Amendment dated as of April 23, 1997 to the
                        Credit Agreement among RIGCO North America, L.L.C.,
                        Lehman Commercial Paper, Inc., as Advisor, Syndication
                        Agent and Arranger, Hibernia National Bank, as
                        Collateral and Documentation Agent and BHF-Bank
                        Aktiengesellschaft, as Administrative Agent (filed as
                        Exhibit 10.40 to DeepTech's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1997 Commission File
                        No. 0-23934 and incorporated herein by reference).

             10.30*     Third Amendment dated May 13, 1997 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.31*     Fourth Amendment dated July 31, 1997 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.32*     Fifth Amendment dated June 16, 1998 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.33*     Sixth Amendment dated September 25, 1998 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.34*     Management Agreement dated June 16, 1998 between
                        DeepFlex Production Services, Inc. and RIGCO North
                        America, L.L.C.

             10.35* Restructuring Agreement dated September 22, 1997, between DeepTech and Tatham Offshore.

             10.36 Amended and Restated Management Agreement, effective as of July 1, 1992, between DeepTech and Tatham Offshore
                        (filed as  Exhibit 10.1 to Amendment No. 4 to Tatham
                        Offshore's Registration Statement on Form S-1, Commission
                        File No. 33-70120, and incorporated herein by reference.)

             10.37      First Amendment to Amended and Restated Management
                        Agreement, dated as of January 1, 1995, between DeepTech and Tatham Offshore (filed as Exhibit 10.71 to
                        DeepTech's Registration Statement on Form S-1, Commission
                        File No. 33-88688, and incorporated herein by reference).

             10.38      Fourth Amendment to First Amended and Restated Management
                        Agreement dated as of May 1, 1997 between DeepTech and Tatham Offshore (filed as Exhibit 10.6 to DeepTech's
                        Annual Report on Form 10-K/A for the fiscal year ended
                        June 30, 1997, Commission File No. 0-23934, and incorporated herein by reference).

             10.39      Letter Agreement dated March 22, 1995 between Tatham
                        Offshore and Ewing Bank Gathering Company, L.L.C.
                        amending the Gathering Agreement dated July 1, 1992
                        (filed as Exhibit 10.44 to DeepTech's Annual Report on
                        Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

             10.40      Gas Purchase Agreement dated July 26, 1993 between
                        Offshore Marketing and Tatham Offshore (filed as Exhibit
                        10.17 to Tatham Offshore's Registration Statement on
                        Form S-1, Commission File No. 33-70120, and incorporated herein by reference).

             10.41 Condensate Purchase Agreement dated July 26, 1993 between Offshore Marketing and Tatham Offshore (filed as Exhibit 10.18 to Tatham Offshore's Registration
                        Statement on Form S-1, Commission File No. 33-70120, and incorporated herein by reference).

             10.42      Credit Agreement, dated as of February 16, 1996 among
                        DeepFlex Production Services, Inc., Citicorp USA, Inc., as Administrative Agent, and the several lenders from time to time parties thereto (filed as Exhibit 10.3 to DeepTech's Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

             10.43      Fourth Amendment to Management Agreement Between
                        DeepTech International Inc. and DeepFlex Production
                        Services, Inc. dated as of May 1, 1997 (filed as Exhibit
                        10.38 to DeepTech's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1997, Commission File No.
                        0-23934 and incorporated herein by reference).

             10.44      First Amendment to Management Agreement between
                        RIGCO North America, L.L.C. and DeepTech dated as of May
                        1, 1997 (filed as Exhibit 10.39 to DeepTech's Annual
                        Report on Form 10-K/A for the fiscal year ended June 30, 1997, Commission File No. 0-23934 and incorporated herein by reference).

             21.1 *     List of Subsidiaries of Tatham Offshore, Inc.

             23.1 *     Consent of Independent Accountants,
                        PricewaterhouseCoopers LLP.

             24.1 Power of Attorney (included on the signature pages on this Annual Report on Form 10-K).

--------------------------
         *  Filed herewith

        (b) Reports on Form 8-K.

            None.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                               POWERS OF ATTORNEY

     Each person whose signature appears below hereby appoints Thomas P. Tatham and Dennis A. Kunetka and each of them, any one of whom may act without the joinder of the others, as his or her attorney-in-fact to sign on his or her behalf and in the capacity stated below and to file all amendments to this Annual Report, which amendment or amendments may make such changes and additions thereto as such attorney-in-fact may deem necessary or appropriate.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TATHAM OFFSHORE, INC.
                            (Registrant)

                            By: /s/ THOMAS P. TATHAM
                               -------------------------------------------------
                               Thomas P. Tatham
                               Chairman of the Board and Chief Executive Officer September 28, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.

/s/ THOMAS P. TATHAM                          /s/ KENNETH E. BEENEY
-------------------------------------------   ----------------------------------
Thomas P. Tatham, Chairman of the Board       Kenneth E. Beeney, Director
  and Chief Executive Officer                 September 28, 1998
September 28, 1998

/s/ DENNIS A. KUNETKA                         /s/ JONATHAN D. POLLOCK
-------------------------------------------   ----------------------------------
Dennis A. Kunetka, Chief Financial Officer,   Jonathan D. Pollock, Director
  Senior Vice President and Secretary         September 28, 1998
  (Principal Accounting Officer)
September 28, 1998

/s/ CLYDE E. NATH                             /s/ DIANA J. WALTERs
-------------------------------------------   ----------------------------------
Clyde E. Nath, Director                       Diana J. Walters, Director
September 28, 1998                            September 28, 1998

/s/ PHILLIP G. CLARKE                         /s/ ROGER B. VINCENT, SR.
-------------------------------------------   ----------------------------------
Phillip G. Clarke, Director                   Roger B. Vincent, Sr., Director
September 28, 1998                            September 28, 1998

/s/ JAMES G. NIVEN
-------------------------------------------
James G. Niven, Director
September 28, 1998

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                              INDEX TO CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                                                             PAGE
                                                                                             ----
Report of Independent Accountants.........................................................    F-2
Consolidated Balance Sheet as of June 30, 1998 and 1997...................................    F-3
Consolidated Statement of Operations for the Years Ended
     June 30, 1998, 1997 and 1996.........................................................    F-4
Consolidated Statement of Cash Flows for the Years Ended
     June 30, 1998, 1997 and 1996.........................................................    F-5
Consolidated Statement of Stockholders' Equity for the Years
     Ended June 30, 1998, 1997 and 1996...................................................    F-6
Notes to Consolidated Financial Statements................................................    F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Tatham Offshore, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Tatham Offshore, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP

Houston, Texas
September 28, 1998

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                                             June  30,
                                                                                   ------------------------------
                                                                                       1998              1997
                     ASSETS

Current assets:
    Cash and cash equivalents                                                      $      2,689      $      7,887
    Accounts receivable                                                                   2,957               201
    Receivable from affiliates                                                              514             1,350
    Prepaid expenses                                                                        167                --
                                                                                   ------------      ------------
       Total current assets                                                               6,327             9,438
                                                                                   ------------      ------------

Property and equipment:
     Semisubmersible drilling rigs                                                      135,754                --
     Oil and gas properties, at cost, using successful efforts method                    26,762            81,081
                                                                                   ------------      ------------
                                                                                        162,516            81,081
     Less - accumulated depreciation, depletion, amortization and impairment             27,532            50,329
                                                                                   ------------      ------------
       Property and equipment, net                                                      134,984            30,752
                                                                                   ------------      ------------

Deferred costs                                                                           11,529             1,317
Debt issue costs, net                                                                       578                --
                                                                                   ------------      ------------
       Total assets                                                                $    153,418      $     41,507
                                                                                   ============      ============

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued liabilities                                       $      3,812      $      1,385
    Accounts payable to affiliates                                                       11,374               155
    Long term debt currently payable                                                     59,156                --
                                                                                   ------------      ------------
       Total current liabilities                                                         74,342             1,540
Long-term debt to affiliate                                                                  --            60,000
Other noncurrent liabilities                                                              3,416             7,663
                                                                                   ------------      ------------
                                                                                         77,758            69,203
                                                                                   ------------      ------------

Minority interests in consolidated subsidiary                                               250                --
                                                                                   ------------      ------------
Commitments and contingencies (Note 9)

Stockholders' equity (deficit) (Note 6):
    Preferred stock, $0.01 par value, 110,000,000 shares authorized as of June
       30, 1998 and 1997, 17,960,732 and 24,343,931 shares issued and outstanding at June 30, 1998
       and 1997, respectively                                                               180               243
    Common stock, $0.01 par value, 250,000,000 shares authorized as of June 30, 1998 and 1997, respectively, 30,001,026 and
       2,735,573 shares issued and outstanding as of June 30, 1998
       and 1997, respectively                                                               300               274
    Additional paid-in capital                                                          192,179            84,225
    Accumulated deficit                                                                (117,249)         (112,438)
                                                                                   ------------      ------------
                                                                                         75,410           (27,696)
                                                                                   ------------      ------------
       Total liabilities and stockholders' equity (deficit)                        $    153,418      $     41,507
                                                                                   ============      ============


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                         Year ended June 30,
                                                           ------------------------------------------------
                                                               1998              1997              1996
Revenue:
    Oil and gas sales to affiliates                        $     10,764      $     20,543      $     15,904
    Oil and gas sales                                               104               180               166
    Drilling services                                               672                --                --
                                                           ------------      ------------      ------------
                                                                 11,540            20,723            16,070
                                                           ------------      ------------      ------------

Costs and expenses:
    Production and operating expenses                             5,238             8,465            13,203
    Drilling operating expenses                                     428                --                --
    Exploration expenses                                            149               542               637
    Depreciation, depletion and amortization                      3,047             5,364             1,758
    Impairment, abandonment and other                                --            41,674             8,000
    Management fee                                                4,375             3,279             4,436
    General and administrative expenses                           1,371             1,567             1,839
                                                           ------------      ------------      ------------
                                                                 14,608            60,891            29,873
                                                           ------------      ------------      ------------

Operating loss                                                   (3,068)          (40,168)          (13,803)

Interest income                                                     223               571               113
Gain on sale of oil and gas properties                               --                --            22,641
Interest and other financing costs                                 (165)               --              (255)
Interest expense - affiliates                                    (1,801)           (8,374)           (7,906)
                                                           ------------      ------------      ------------

Net (loss) income                                          $     (4,811)     $    (47,971)     $        790
                                                           ============      ============      ============

Net (loss) income available to common shareholders         $     (8,581)     $    (51,891)     $        509
                                                           ============      ============      ============

Weighted average number of shares outstanding (Note 3)           17,300             2,665             2,509
                                                           ============      ============      ============

Basic net (loss) income per common share (Note 3)          $      (0.50)     $     (19.47)     $       0.20
                                                           ============      ============      ============

Diluted net (loss) income per common share (Note 3)        $      (0.50)     $     (19.47)     $       0.09
                                                           ============      ============      ============


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                                  Year ended June 30,
                                                                                  --------------------------------------------------
                                                                                       1998              1997              1996
Cash flows from operating activities:
   Net (loss) income                                                              $     (4,811)     $    (47,971)     $        790
   Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
      Depreciation, depletion and amortization                                           3,047             5,364             1,758
      Impairment, abandonment and other                                                     --            41,674             8,000
      Amortization of debt issue costs                                                      39                --                --
      Costs and expenses settled by issuance of common stock                               389                --                --
      Gain on sale of oil and gas properties                                                --                --           (22,641)
      Noncash interest expense related to conversion of debt into
       common stock                                                                      1,709                --                --
      Other                                                                                 --             2,377             1,889
      Changes in operating working capital (net of effect of conveyance):
        (Increase) decrease in accounts receivable                                        (668)              518             2,743
        Decrease (increase) in receivable from affiliates                                  837              (382)              303
        (Increase) decrease in prepaid expenses                                           (116)               29               175
        Increase (decrease) in accounts payable and accrued liabilities                 (3,369)           (3,221)           (7,809)
        Increase (decrease) in accounts payable to affiliates                            4,819            (2,946)            7,208
                                                                                  ------------      ------------      ------------
            Net cash provided by (used in) operating activities                          1,876            (4,558)           (7,584)
                                                                                  ------------      ------------      ------------

Cash flows from investing activities:
   Additions to oil and gas properties                                                    (352)           (2,923)           (9,143)
   Deferred costs                                                                      (10,212)           (1,317)               --
   Cash received from conveyance of DeepFlex to Tatham Offshore
    (Notes 2 and 10)                                                                     3,580                --                --
   Proceeds from deferred income related to the Assigned Properties                         --                --            15,000
                                                                                  ------------      ------------      ------------
            Net cash (used in) provided by investing activities                         (6,984)           (4,240)            5,857
                                                                                  ------------      ------------      ------------

Cash flows from financing activities:
   Repayment of notes payable                                                             (250)               --           (10,468)
   Proceeds from notes payable to affiliate                                                 --                --             8,000
   Repayment of notes payable to affiliate                                                  --            (1,734)           (8,000)
   Proceeds from the issuance of common stock related to the
     exercise of Exchange Warrants                                                       2,656                --                --
   Redemption of Mandatory Redeemable Preferred Stock                                   (2,496)               --                --
   Proceeds of offering of Warrants, net of underwriting fees,
     commissions and offering costs                                                         --                --            11,291
   Proceeds from issuance of Series A Preferred Stock                                       --            12,242             1,804
   Proceeds from issuance of Series B Preferred Stock                                       --                74                --
   Proceeds from issuance of Series C Preferred Stock                                       --             1,339                --
                                                                                  ------------      ------------      ------------
               Net cash (used in) provided by financing activities                         (90)           11,921             2,627
                                                                                  ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents                                    (5,198)            3,123               900
Cash and cash equivalents at beginning of year                                           7,887             4,764             3,864
                                                                                  ------------      ------------      ------------
Cash and cash equivalents at end of year                                          $      2,689      $      7,887      $      4,764
                                                                                  ============      ============      ============



Supplemental disclosures to the statement of cash flows - see Note 10.


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                                  Warrants
                                                                                outstanding
                                                                             to purchase shares
                                 Preferred Stock             Common Stock      of Convertible
                             ----------------------    ----------------------   Exchangeable  Additional
                              Number of                Number of                Preferred      paid-in    Accumulated
                               Shares     Par value     Shares      Par value     Stock        capital      deficit       Total
                             ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance, June 30, 1995              --    $      --       25,000    $     250    $      --    $  44,987    $ (65,257)   $ (20,020)


Offering of
  Warrants, net                     --           --           --           --       11,291           --           --       11,291

Issuance of Senior
  Preferred Stock                    8           --           --           --           --        7,500           --        7,500

Issuance of Series
  A Preferred Stock             18,717          187           --           --       (8,408)      26,939           --       18,718

Issuance of common
  stock                             --           --          500            5           --          578           --          583

Net income for the
  year  ended
  June 30, 1996                     --           --           --           --           --           --          790          790
                             ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance, June 30, 1996          18,725          187       25,500          255        2,883       80,004      (64,467)      18,862

Issuance of Series
  B Preferred Stock                 74            1           --           --          (34)         107           --           74

Issuance of Series
  C Preferred Stock              1,338           13           --           --         (602)       1,928           --        1,339

Conversion of
  Warrants into
  Mandatory Redeemable
  Preferred Stock                4,991           50           --           --       (2,247)       2,197           --           --

Conversion of
  Series A Preferred
  Stock into Common Stock         (784)          (8)       1,856           19           --          (11)          --           --

Net loss for the
  year ended June
  30, 1997                          --           --           --           --           --           --      (47,971)     (47,971)
                             ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance, June 30, 1997          24,344          243       27,356          274           --       84,225     (112,438)     (27,696)


Reverse stock split
  (Note 3)                          --           --      (24,620)        (246)          --          246           --           --

Conversion of debt
  into common stock                 --           --       26,667          266           --       61,443           --       61,709

Contribution by
  DeepTech of all of the
  outstanding capital
  stock of DeepFlex
  (Notes 2 and 10)                  --           --           --           --           --       59,279           --       59,279

Conveyance of all
  of the outstanding
  capital stock of Tatham
  Development to DeepTech
  (Notes 2 and 10)                  --           --           --           --           --      (13,620)          --      (13,620)

Issuance of common stock            --           --           90            1           --          388           --          389

Conversion of
  Series A Preferred Stock
  into common stock               (375)          (3)         101            1           --            2           --           --

Conversion of
  Series C Preferred
  Stock into Exchange
  Warrants                      (1,017)         (10)          --           --        1,474       (1,464)          --           --

Issuance of common
  stock related to
  the exercise of
  Exchange Warrants                 --           --          407            4       (1,474)       4,126           --        2,656

Redemption of
  Mandatory
  Redeemable
  Preferred Stock               (4,991)         (50)          --           --           --       (2,446)          --       (2,496)

Net loss for the
  year ended June
  30, 1998                          --           --           --           --           --           --       (4,811)      (4,811)
                             ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance, June 30, 1998          17,961    $     180       30,001    $     300    $      --    $ 192,179    $(117,249)   $  75,410
                             =========    =========    =========    =========    =========    =========    =========    =========


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION:

Tatham Offshore, Inc. ("Tatham Offshore"), a Delaware corporation, is a diversified energy company currently pursuing, through its operating subsidiaries, energy related opportunities in Atlantic Canada, including offshore contract drilling services, substantial natural gas gathering and transmission facilities and related energy infrastructure. Historically, Tatham Offshore was engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf"). As of June 30, 1998, Tatham Offshore was an approximately 94%-owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company, which, through its affiliates, was engaged in offshore contract drilling services and the acquisition, development, production, processing, gathering, transportation and marketing of, and the exploration for, oil and gas located offshore in the Gulf and offshore eastern Canada. See Note 2.

On June 25, 1998, DeepTech contributed all of the outstanding shares of capital stock of DeepFlex Production Services, Inc. ("DeepFlex") to Tatham Offshore as discussed in Note 2. DeepFlex, a Delaware corporation and wholly-owned subsidiary of Tatham Offshore, was formed in January 1995 and through its subsidiaries, focuses on the acquisition and deployment of semisubmersible drilling rigs for contract drilling. RIGCO North America, L.L.C. ("RIGCO") and FPS VI, Inc. ("FPS VI"), wholly-owned subsidiaries of DeepFlex, own interests in the FPS Laffit Pincay and the FPS Bill Shoemaker, both second generation semisubmersible drilling rigs.

Tatham Offshore Canada Limited, a wholly-owned subsidiary of Tatham Offshore, pursues certain opportunities offshore eastern Canada and is the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic Partners"). North Atlantic Partners is the sponsor of a proposal to construct a natural gas pipeline offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States. Through June 30, 1998, Tatham Offshore Canada Limited has incurred $11,529,000 in costs associated with the North Atlantic project and related infrastructure projects. Such costs include engineering, survey, legal, regulatory and other costs associated with the project.

Tatham Offshore Development, Inc. ("Tatham Development"), a Delaware corporation and a wholly-owned subsidiary of Tatham Offshore through June 24, 1998, holds interests in the Ewing Bank Blocks 958, 959, 1002 and 1003, the Sunday Silence prospect. See Note 2.

NOTE 2 - RECENT EVENTS:

On February 27, 1998, DeepTech entered into an Agreement and Plan of Merger (the "Merger Agreement") with El Paso Natural Gas Company ("El Paso") and El Paso Acquisition Company ("El Paso Acquisition"), a wholly-owned subsidiary of El Paso, pursuant to which DeepTech would merge (the "Merger") with El Paso, or under certain circumstances, with El Paso Acquisition. Subsequently, DeepTech, El Paso and El Paso Acquisition executed Amendment No. 1 to the Merger Agreement (the "Amended Merger Agreement") with El Paso Energy Corporation ("El Paso Corporation") to reflect El Paso's reorganization of its corporate structure. The holders of a majority of DeepTech's common stock approved the Amended Merger Agreement on July 19, 1998. Pursuant to the Amended Merger Agreement, DeepTech merged with El Paso Acquisition on August 14, 1998.

As a result of the Merger and related transactions, some of the assets of Tatham Offshore and DeepTech were restructured so that DeepFlex became a wholly-owned subsidiary of Tatham Offshore and Tatham Offshore transferred its interest in the Sunday Silence prospect to DeepTech. Pursuant to the Redemption Agreement (discussed below), Tatham Offshore agreed to transfer all of its remaining assets located in the Gulf to Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), an affiliate. Further, DeepTech divested itself of its equity ownership interest in Tatham Offshore by offering all of the shares of Tatham Offshore common stock and Series A Preferred Stock (Note 6) held by DeepTech to the stockholders of DeepTech in a Rights Offering (discussed below).

Following the asset restructuring, Tatham Offshore's marine services business includes the operation of two semisubmersible drilling rigs, the FPS Bill Shoemaker and the FPS Laffit Pincay, currently owned by DeepFlex. In addition, Tatham Offshore will continue to pursue energy related opportunities in Atlantic Canada, including the

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments. The material terms of the Merger and the transactions contemplated by the Amended Merger Agreement, Redemption Agreement (discussed below) and other agreements as these agreements relate to Tatham Offshore and its subsidiaries are as follows:

     (a) As discussed in Note 1, DeepTech contributed all of the outstanding shares of capital stock of DeepFlex to Tatham Offshore on June 25, 1998. As a result of this contribution by DeepTech, Tatham Offshore, through DeepFlex, assumed certain indebtedness due to DeepTech (see
          (b) below) and $64,406,000 of third-party and affiliate debt (Note 5).

     (b) On June 25, 1998, Tatham Offshore conveyed to DeepTech all of the outstanding shares of capital stock of Tatham Development and canceled its reversionary interests in certain oil and gas properties (Note 4) in payment of the indebtedness owed to DeepTech discussed in (a) above.

     (c) On August 14, 1998, Tatham Offshore transferred its remaining assets located in the Gulf to the Partnership in consideration of the redemption by Tatham Offshore of its Senior Preferred Stock (discussed in Note 6) currently owned by the Partnership (the "Redemption Agreement"). Specifically, under the terms of the Redemption Agreement and subject to the satisfaction of certain conditions to closing, the Partnership exchanged 7,500 shares of Senior Preferred Stock and all related accrued and unpaid dividends due to the Partnership as of the date of the exchange for 100% of Tatham Offshore's right, title and interest in and to Viosca Knoll Blocks 772, 773, 774, 817, 818 and 861 (subject to an existing production payment obligation), West Delta Block 35, Ewing Bank Blocks 871, 914, 915 and 916 and the platform located on Ship Shoal Block 331. At the closing, Tatham Offshore paid the Partnership $1,605,000, the amount equal to the net cash generated from such properties from January 1, 1998 through August 14, 1998. In addition, the Partnership assumed all abandonment and restoration obligations associated with the platform and leases. At the closing of the Redemption Agreement on August 14, 1998, the management fees charged to Tatham Offshore by DeepTech were reduced by 50% effective retroactively to January 1, 1998 and the balance of $1,405,000 owed to DeepTech was paid. See (e) below.

     (d) On July 16, 1998, the Commission declared effective Tatham Offshore's Registration Statement on Form S-1 relating to the offering of rights to the DeepTech stockholders to purchase DeepTech's 28,073,450 shares of Tatham Offshore common stock and 4,670,957 shares of Tatham Offshore's Series A Preferred Stock (the "Rights Offering"). As a result of the Rights Offering, unaffiliated parties purchased 3,378,693 shares of common stock and 562,148 shares of Series A Preferred Stock. Tatham Brothers Securities, LLC ("TB Securities"), an affiliate of Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of Tatham Offshore and DeepFlex, purchased 20,768,011 shares of common stock and 3,455,440 shares of Series A Preferred Stock which resulted in DeepTech receiving net proceeds from the Rights Offering of $75.0 million. Under a firm underwriting agreement, Tatham Brothers received a fee of $6.9 million as an underwriting fee. To the extent any shares held by DeepTech remained unsubscribed, Tatham Offshore purchased such shares and DeepTech contributed the proceeds from such purchase to Tatham Offshore. DeepTech no longer owns any of Tatham Offshore's capital stock as a result of the Rights Offering.

     (e) As of August 14, 1998, the closing of the Merger, DeepTech no longer operates Tatham Offshore under its management agreement discussed in
          Note 7. Tatham Offshore has hired a management team and support personnel required to conduct its contract drilling services business and implement its Atlantic Canada strategy.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Tatham Offshore and those 50% or more owned subsidiaries controlled by Tatham Offshore (collectively referred to as the "Company"). All of Tatham Offshore's subsidiaries are currently 100% owned. All significant intercompany balances and transactions have been eliminated in consolidation. All number of shares of Tatham Offshore common stock and per share disclosures have been restated to reflect a ten-for-one common share reverse stock split approved by the Board of Directors of Tatham Offshore on November 13, 1997 for the shareholders of record as of the close of business on November 24, 1997.

Cash and cash equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Semisubmersible drilling rigs

The cost of the semisubmersible drilling rigs is capitalized and depreciated using the straight-line method over the drilling rigs' estimated useful lives of 25 years.

Impairment losses on long-lived assets (including the semisubmersible drilling rigs) are recognized if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss is based on the fair value of the assets.

Capitalization of interest

Interest and other financing costs are capitalized in connection with construction projects as part of the cost of the asset and amortized over the related asset's estimated useful life.

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

Depreciation, depletion and amortization of the capitalized costs of producing oil and gas properties, consisting principally of tangible and intangible costs incurred in developing a property and costs of productive leasehold interests, are computed on the unit-of-production method. Unit-of-production rates are based on annual estimates of remaining proved developed reserves or proved reserves, as appropriate, for each property. Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining depreciation provisions. Other noncurrent liabilities at June 30, 1998 and 1997 include $3,416,000 and $7,663,000, respectively, of accrued dismantlement, restoration and abandonment costs.

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective July 1, 1996. SFAS No. 121 requires recognition of impairment losses on long-lived assets (including proved properties, wells, equipment and related facilities) if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss is based on the fair value of the assets. Prior to the adoption of SFAS No. 121, the Company recorded impairments to the extent that the net

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


book value of oil and gas properties, on an overall basis, exceeded the estimated undiscounted future net revenue of proved oil and gas reserves, net of income taxes. Implementation of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations. See Note 4.

Repair and maintenance costs are charged to expense as incurred; additions, improvements and replacements are capitalized.

Debt issue costs

Debt issue costs are capitalized and amortized over the life of the related indebtedness. Any unamortized debt issue costs are expensed at the time the related indebtedness is repaid or otherwise terminated.

Deferred costs

The Company capitalizes costs related to advisory, legal and other direct project costs of pending transactions as deferred costs. At June 30, 1998 and 1997, the Company had capitalized $11,529,000 and $1,317,000, respectively, of development costs related to its sponsorship of North Atlantic Partners' proposal to construct a pipeline offshore eastern Canada as discussed in Note 1.

Revenue recognition

Revenue from oil and gas sales is recognized upon delivery in the period of production. Revenue from drilling services is recognized in the period rendered. The Company's drilling services revenues are generated from contract drilling services related to its two semisubmersible drilling rigs.

Income taxes

The Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

Earnings per share

During the three months ended December 31, 1997, Tatham Offshore adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes new guidelines for computing earnings per share ("EPS") and requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128.

Tatham Offshore excluded from its computation of diluted EPS the effect of antidilutive securities related to its outstanding convertible exchangeable preferred stocks discussed in Note 4 and its convertible production payment related to 25% of the net operating cash flow from Viosca Knoll Block 817.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Basic net loss per share equals diluted net loss per share for the years ended June 30, 1998 and 1997. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for the year ended June 30, 1996.

                                                                                        PER SHARE
                                                                 INCOME      SHARES      AMOUNT
                                                                ---------   ---------   ---------
BASIC EPS
  Net income                                                    $ 509,000   2,508,824   $   0.20
                                                                                        ========
EFFECT OF DILUTIVE SECURITIES
  Conversion of preferred stock and related accrued dividends     281,000   6,169,449
                                                                ---------   ---------
DILUTED EPS
  Net income                                                    $ 790,000   8,678,273   $   0.09
                                                                =========   =========   ========


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

Tatham Offshore adopted SFAS No. 123, "Accounting for Stock Based Compensation", effective July 1, 1996. While SFAS No. 123 encourages entities to adopt the fair value method of accounting for their stock-based compensation plans, the Company has elected to continue to utilize the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The adoption of SFAS No. 123 did not have a material adverse effect on the Company's financial position or results of operations at adoption and during the years ended June 30, 1998, 1997 and 1996.

The Financial Accounting Standards Board recently issued statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's financial statements as of and for the year ending June 30, 1999. This Statement requires reporting of summarized financial results for operating segments as well as established standards for related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets. The Company has not yet completed its evaluation of the impact of this Statement on its financial statements.

Certain amounts in prior years have been reclassified to conform to the current year's presentation.

The Company utilizes an off-balance sheet financial instrument to manage the interest rate associated with its borrowings. An interest rate cap is used to lock in a maximum rate if rates rise, but enables the Company to otherwise pay lower market rates. The cost of the interest rate cap is amortized to interest expense over the life of the cap, and the unamortized cost is included in other assets.

NOTE 4 - PROPERTY AND EQUIPMENT:

SEMISUBMERSIBLE DRILLING RIGS

At June 30, 1998, capitalized costs and related accumulated depreciation of semisubmersible drilling rigs totaled $135,754,000 and $6,494,000, respectively, and relate to the contribution by DeepTech of all of the outstanding capital stock of DeepFlex to Tatham Offshore on June 25, 1998 (Notes 1 and 2). As a result, through RIGCO and FPS VI, the Company owns the FPS Laffit Pincay and the FPS Bill Shoemaker.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Both the FPS Laffit Pincay and the FPS Bill Shoemaker are currently operated under management and charter agreements with Sedco Forex Division ("Sedco Forex") of Schlumberger Technology Corporation. Sedco Forex is responsible for all aspects of operating and marketing of the drilling rigs, subject to agreed budgets and certain authorizations for new contracts. The agreements with Sedco Forex provide them with a management fee and the recoupment of their actual operating costs.

OIL AND GAS PROPERTIES

Capitalized Costs

                                                       June 30,
                                              ----------------------------
                                                  1998            1997
                                                     (In thousands)
    Proved properties                         $      4,099    $      5,446
    Unproved properties                                 --           2,143
    Wells, equipment and related facilities         22,663          73,492
                                              ------------    ------------
       Total capitalized costs                      26,762          81,081
    Accumulated depreciation, depletion
      amortization and impairment                  (21,038)        (50,329)
                                              ------------    ------------
       Net capitalized costs                  $      5,724    $     30,752
                                              ============    ============

Costs Incurred in Oil and Gas Acquisition, Exploration and Development
Activities

                                                  Year ended June 30,
                                       ------------------------------------------
                                           1998           1997           1996
                                                     (In thousands)
    Acquisition of proved properties   $         --   $         --   $      2,373
    Exploration                                 149            542            637
    Development                                 353          2,923          8,799
                                       ------------   ------------   ------------
         Total costs incurred          $        502   $      3,465   $     11,809
                                       ============   ============   ============

Results of Operations for Oil and Gas Producing Activities

                                                                 Year ended June 30,
                                                   --------------------------------------------
                                                        1998            1997            1996
                                                                  (In thousands)
Oil and gas sales                                  $     10,868    $     20,723    $     16,070
Production and operating expenses                        (5,238)         (8,465)        (13,203)
Exploration expenses                                       (149)           (542)           (637)
Depreciation, depletion and amortization                 (4,099)         (5,364)         (1,758)
Impairment, abandonment and other                            --         (41,674)         (8,000)
                                                   ------------    ------------    ------------
Results of operations from oil and gas producing
    activities (excluding corporate overhead,
    interest costs and income tax benefits)        $      1,382    $    (35,322)   $     (7,528)
                                                   ============    ============    ============

Sale of Properties to the Partnership

On June 30, 1995, the Partnership entered into a purchase and sale agreement (the "Purchase and Sale Agreement") with Tatham Offshore. Pursuant to the Purchase and Sale Agreement, the Partnership acquired, subject to certain reversionary interests, a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117 (the "Assigned Properties") from Tatham Offshore for $30,000,000. Tatham Offshore received $15,000,000 at closing and an

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

additional $15,000,000 on August 15, 1995. The Partnership was entitled to retain all of the revenue attributable to the Assigned Properties until it has received net revenue equal to the Payout Amount (as defined below), whereupon Tatham Offshore was entitled to receive a reassignment of the Assigned Properties, subject to reduction and conditions as discussed below. Prior to December 10, 1996, "Payout Amount" was defined as an amount equal to all costs incurred by Flextrend Development with respect to the Assigned Properties (including the $30,000,000 acquisition cost paid to Tatham Offshore) plus interest thereon at a rate of 15% per annum. Effective February 1, 1996, the Partnership entered into an agreement with Tatham Offshore regarding the restructuring of certain transportation agreements that increased the amount recoverable from the Payout Amount by $7,500,000 plus interest (see "Impairment, Abandonment and Other" discussion below). During the year ended June 30, 1996, Tatham Offshore waived its options to prepay the then-existing Payout Amount and receive a reassignment of its working interests and recognized $22,641,000 as a gain on the sale of oil and gas properties.

Effective December 10, 1996, the Partnership exercised its option to permanently retain 50% of the acquired working interest in the Assigned Properties in exchange for forgiving 50% of the then-existing Payout Amount exclusive of the $7,500,000 plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements discussed above. The Partnership remained obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, with such costs to be added to the Payout Amount. The Partnership's election to retain 50% of the acquired working interest in the Assigned Properties reduced the Payout Amount from $94,020,000 to $50,760,000. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Assigned Properties were added to the Payout Amount and 50% of the net revenue from the Assigned Properties reduce the Payout Amount. See "Impairment, Abandonment and Other" discussion below and Note 2. As a result of the Merger and related transactions, the reversionary interests were cancelled.

Viosca Knoll Block 817

In September 1995, Tatham Offshore reacquired an aggregate 25% working interest in Viosca Knoll Block 817 and an approximate 12.5% working interest in the remainder of Viosca Knoll Blocks 772/773, 774, 818 and 861 (collectively, the "Viosca Knoll Properties") from two industry partners for a total of $16,000,000 in convertible production payments payable from 25% of the net cash flow from the Viosca Knoll Properties so acquired. The estimated net present value of the convertible production payments payable of $2,000,000 was recorded as oil and gas properties on the date of acquisition. The unpaid portion of the production payments is convertible into Tatham Offshore common stock at any time during the first five years at $8.00 per share. At June 30, 1998, the unpaid portion of the production payment obligation totaled $11,299,000. For the years ended June 30, 1998 and 1997, production and operating expenses include $1,236,000 and $1,465,000, respectively, of production payments made during the year. As part of the Redemption Agreement, this property was transferred to the Partnership effective August 14, 1998.

Transportation and Processing Agreements

General. In December 1993, Tatham Offshore entered into a master gas dedication arrangement with the Partnership (the "Master Dedication Agreement"). Under the Master Dedication Agreement, Tatham Offshore dedicated all production from its Garden Banks, Viosca Knoll, Ewing Bank and Ship Shoal leases as well as certain adjoining areas of mutual interest to the Partnership for transportation. In exchange, the Partnership agreed to install the pipeline facilities necessary to transport production from the areas and certain related facilities and to provide transportation services with respect to such production. Tatham Offshore agreed to pay certain fees for transportation services and facilities access provided under the Master Dedication Agreement. Pursuant to the terms of the Purchase and Sale Agreement, the Partnership assumed all of Tatham Offshore's obligations under the Master Dedication Agreement and certain ancillary agreements with respect to the Assigned Properties.

Ewing Bank Gathering System. Pursuant to a gathering agreement (the "Ewing Bank Agreement") among Tatham Offshore, DeepTech, and a subsidiary of the Partnership, Tatham Offshore dedicated all natural gas and crude oil produced from eight of its Ewing Bank leases for gathering and redelivery by the Partnership and was obligated to pay a demand rate as well as a commodity charge equal to 4% of the market price of production actually transported. Tatham Offshore's Ewing Bank 914 #2 well commenced production in August 1993. Production and

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



operating expenses on the accompanying consolidated statement of operations included demand and commodity fees of $1,493,000 and $5,090,000 for the years ended June 30, 1997 and 1996, respectively, related to the Ewing Bank Agreement. In March 1996, the Partnership settled all remaining unpaid demand charge obligations under this agreement in exchange for certain consideration as discussed below.

Ship Shoal. Tatham Offshore and the Partnership also entered into a gathering and processing agreement (the "Ship Shoal Agreement") pursuant to which the Partnership constructed a gathering line from Tatham Offshore's Ship Shoal Block 331 lease to interconnect with a third-party pipeline at the Partnership's processing facilities located on its Ship Shoal Block 332 platform. Pursuant to the terms of the Ship Shoal Agreement, and in consideration for constructing the interconnect, refurbishing the platform and providing access to the processing facilities, Tatham Offshore was required to pay the Partnership demand charges and has dedicated all production from its Ship Shoal 331 lease and eight additional surrounding leases for gathering and processing by the Partnership for additional commodity fees. Production and operating expenses on the accompanying consolidated statement of operations include demand and commodity fees of $638,000 and $997,000 for the years ended June 30, 1997 and 1996, respectively, related to the Ship Shoal Agreement. In March 1996, the Partnership settled all remaining unpaid demand charge obligations under this agreement in exchange for certain consideration as discussed below.

Transportation Agreements Settled. Effective February 1, 1996, Tatham Offshore entered into an agreement with the Partnership to prepay its remaining demand charge obligations under the Ewing Bank and Ship Shoal Agreements. Under the agreement, Tatham Offshore's demand charge obligations relative to the Ewing Bank Gathering System and the pipeline facilities constructed by the Partnership for its Ship Shoal property have been prepaid in full. In exchange, Tatham Offshore (i) issued to the Partnership 7,500 shares of Senior Preferred Stock (as defined in Note 6) with a liquidation preference of $1,000 per share, (ii) added the sum of $7,500,000 to the Payout Amount under the Purchase and Sale Agreement and (iii) granted to the Partnership certain rights to use and acquire the Ship Shoal Block 331 platform. The Partnership has the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on the Ship Shoal Block 331, provided such use does not interfere with lease operations or other activities of Tatham Offshore. In addition, the Partnership has a right of first refusal relative to a sale of the platform. The agreement with the Partnership resulted in a reduction in demand charge payments of $7,800,000 and $4,100,000 for the years ended June 30, 1997 and 1996, respectively. Tatham Offshore remains obligated to pay the commodity charges under these agreements. See "Impairment, Abandonment and Other" discussion below. This agreement was transferred to the Partnership on August 14, 1998 as part of the Redemption Agreement.

Impairment, Abandonment and Other

In May 1997, Tatham Offshore shut-in the Ewing Bank 914 #2 well as a result of a downhole mechanical problem. Although Tatham Offshore was evaluating potential workover and recompletion alternatives for this well, the Company, at June 30, 1997, reserved its remaining investment in the Ewing Bank 914 #2 well and certain adjacent leases and accrued additional costs associated with the abandonment of this well and the Ewing Bank 915 #4 well. In May 1998, Tatham Offshore completed abandonment procedures on these wells.

Problems resulting from the completion of three wellbores at Ship Shoal Block 331 have resulted in only a minimal amount of production from the property and Tatham Offshore decided not to pursue further recompletion operations. As a result of this decision, at June 30, 1997, Tatham Offshore reserved its remaining investment in its Ship Shoal Block 331 and accrued costs associated with the abandonment of the platform and wells. In December 1997, Tatham Offshore assigned its Ship Shoal Block 331 lease and related abandonment obligations to a third party.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


In summary, impairment, abandonment and other on the accompanying consolidated statement of operations includes the following items related to the Ewing Bank and Ship Shoal properties discussed above.

                                                                  Year ended June 30,
                                                     ------------------------------------------
                                                         1998           1997           1996
                                                                   (In thousands)
     Reserve investments in oil and gas properties   $         --   $     32,389   $      8,000
     Accrue abandonment costs                                  --          6,622             --
     Expense prepaid demand charges, net                       --          2,663             --
                                                     ------------   ------------   ------------
                                                     $         --   $     41,674   $      8,000
                                                     ============   ============   ============

NOTE 5 - INDEBTEDNESS:

RIGCO Credit Facility

On September 30, 1996, RIGCO entered into a $65 million senior secured credit facility with a syndicate of lenders (the "RIGCO Credit Facility"). Proceeds from the RIGCO Credit Facility were used to acquire the FPS Bill Shoemaker, to fund significant upgrades to the FPS Bill Shoemaker, and to retire certain other rig related indebtedness. In April 1997, the RIGCO Credit Facility was amended to provide for an additional $12,000,000 to fund the remaining refurbishments and upgrades to the FPS Bill Shoemaker. The RIGCO Credit Facility was amended in July 1997 to revise certain covenants. The RIGCO Credit Facility (i) matures on March 31, 1999, (ii) bears interest at the prime rate plus 3% per annum (11.5% at June 30, 1998), payable quarterly, (iii) is secured by all tangible and intangible assets of RIGCO including the two semisubmersible drilling rigs, (iv) requires a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning on December 31, 1996 and ending September 30, 1998 and (v) is subject to customary conditions and covenants, including the maintenance of a minimum level of working capital. As of June 30, 1998, amounts outstanding under the RIGCO Credit Facility totaled $59,156,000. Debt issue costs related to the RIGCO Credit Facility of $4,400,000 were capitalized and are being amortized over the two-year life of the credit facility. Interest incurred and amortization of debt issue costs related to the RIGCO Credit Facility totaled $151,000 for the period from June 25, 1998 through June 30, 1998. In connection with providing the RIGCO Credit Facility, lending syndicate members were issued warrants to purchase an aggregate of 5% of RIGCO's outstanding equity. Management believes it will be able to refinance the Credit Facility upon its maturity.

As required by the RIGCO Credit Facility, RIGCO purchased an interest rate cap from a financial institution which established a maximum rate of 11.74% per annum on $36.5 million of outstanding principal for the remaining term of the credit facility.

Long-term debt - affiliates

As of June 30, 1997, Tatham Offshore had $60,000,000 aggregate principal amount of Subordinated Convertible Promissory Notes (the "Subordinated Notes") outstanding, all of which were held by DeepTech. Interest expense related to the Subordinated Notes totaled $1,709,000 from July 1, 1997 through September 18, 1997, the date on which the DeepTech Board of Directors approved entering into an option agreement to restructure the Subordinated Notes (the "Restructuring Agreement"). Pursuant to the Restructuring Agreement, DeepTech forgave the scheduled interest payments due in September and December 1997 under the Subordinated Notes and on December 17, 1997, converted the Subordinated Notes into 26,666,667 shares of Tatham Offshore common stock at a conversion rate of $2.25 per share, the average closing price of Tatham Offshore common stock for the ten trading days immediately preceding the exercise of the option. As a result of the conversion of the Subordinated Notes, Tatham Offshore eliminated all of its then existing outstanding debt.

The Subordinated Notes bore interest at a rate of 11 3/4% per annum, payable quarterly. Effective July 1, 1997, the interest rate increased to 13% per annum. Interest expense related to this borrowing totaled $1,709,000, $7,040,000 and $7,060,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Other

On May 15, 1998, DeepFlex borrowed $5,000,000 from Tatham Brothers, L.L.C., an affiliate of Mr. Tatham. Proceeds from the borrowing were used to fund certain upgrades and routine maintenance on the FPS Laffit Pincay. This borrowing matures on January 15, 1999, bears interest at 12% per annum, payable at maturity and is secured by the Subordinated Promissory Note dated September 30, 1996 issued by RIGCO North America, L.L.C. payable to DeepFlex. Interest expense totaled $10,000 for the period from June 25, 1998 through June 30, 1998.
(See Note 11)

Interest expense related to other third party debt totaled $256,000 for the year ended June 30, 1996.

NOTE 6 - STOCKHOLDERS' EQUITY:

The following table summarizes Tatham Offshore's outstanding equity:

                                                                                          Dividends In Arrears
                             Shares Outstanding at June 30,                                     June 30,           Conversion/
                             ------------------------------ Liquidation     Dividend     -----------------------    Exchange
        Equity                    1998          1997         Preference        Rate        1998          1997       Features
Senior Preferred Stock (a)        7,500         7,500     $1,000 per share       9%    $1,631,000(a) $  956,000 (a)    (d)

Series A Preferred
Stock (b)                    17,557,648(h) 17,932,513      $1.50 per share      12%     6,321,000     3,228,000       (e)(f)

Series B Preferred Stock         74,379        74,379      $1.00 per share       8%        10,000         4,000       (e)(f)

Series C Preferred Stock        321,205     1,338,162(c)   $0.50 per share       4%        10,000        13,000       (e)(f)

Mandatory Redeemable
    Preferred Stock                  --     4,991,377(c)   $0.50 per share      --             --            --         (g)

Common Stock                 30,001,026(h) 27,355,727            N/A            --             --            --         --

----------

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

(b) DeepFlex held 4,670,957 shares of the outstanding Series A Preferred Stock at June 30, 1997. In March 1998, DeepFlex conveyed its 4,670,957 shares of Series A Preferred Stock to DeepTech. See Note 2.

(c) DeepFlex held 1,016,957 and 4,312,086 shares of the outstanding Series C Preferred Stock and Mandatory Redeemable Preferred Stock, respectively, at June 30, 1997. In February 1998, DeepFlex exchanged its 1,016,957 shares of Tatham Offshore Series C Preferred Stock for 406,783 Exchange Warrants and immediately converted the Exchange Warrants into 406,783 shares of common stock at $6.53 per share for a total of $2,656,000 in proceeds to Tatham Offshore. Tatham Offshore used $2,496,000 of proceeds to redeem all of its 4,991,377 shares of Mandatory Redeemable Preferred Stock outstanding at $0.50 per share as required under the terms of the Mandatory Redeemable Preferred Stock issue. DeepFlex conveyed the 406,783 shares of common stock to DeepTech in March 1998. See Note 2.

(d) The Senior Preferred Stock shall be convertible into Series A Preferred Stock using a conversion ratio equal to (i) the liquidation preference amount plus accumulated unpaid dividends divided by (ii) $0.9375, the closing price of the Series A Preferred Stock on February 27, 1998.

(e) At any time until December 31, 1998, each share may be exchanged for 0.4 Exchange Warrants. Each full Exchange Warrant entitles the holder thereof to purchase one share of Tatham Offshore common stock at $6.53 per share. The Exchange Warrants expire on July 1, 1999. Alternatively, at any time, the holder of any shares may convert the liquidation value and unpaid dividends into shares of Tatham Offshore common stock at $6.53 per share.

(f)  Redeemable at the option of Tatham Offshore on or after July 1, 1997.

(g) Tatham Offshore was required to redeem at a redemption price of $0.50 per share if Tatham Offshore redeems any shares of Series A, B or C Preferred Stock. Tatham Offshore was also required to redeem at a redemption price of $0.50 per share from net proceeds from the sale of common stock pursuant to the exercise of Exchange Warrants, subject to certain conditions. See (c) above.

(h) In connection with the Rights Offering, Tatham Offshore purchased all of the shares of Common Stock and Series A Preferred Stock that were not acquired by the holders of Rights or TB Securities in the Rights Offering, 3,926,746 and 653,365, respectively, and the proceeds from such purchase by Tatham Offshore were contributed by DeepTech to Tatham Offshore.

Common Stock

Effective February 1996, an amendment to Tatham Offshore's Restated Certificate of Incorporation increased the number of authorized shares of Tatham Offshore's common stock, $0.01 par value per share, from 100,000,000 shares to 250,000,000 shares and the number of shares of preferred stock, $0.01 par value per share, from 10,000,000 shares to 110,000,000 shares. This increase in authorized capital was necessary in order for Tatham Offshore to effect the rights offering, as discussed below.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



During the year ended June 30, 1998, Tatham Offshore issued 90,000 shares of common stock to a consultant for services rendered in connection with the Company's activities in Atlantic Canada. During the year ended June 30, 1996, Tatham Offshore issued 245,182 shares of common stock to certain management personnel of DeepTech in connection with DeepTech's deferred compensation arrangement discussed in Note 7.

Preferred Stock

Tatham Offshore filed a registration statement (the "Offering") with the Securities and Exchange Commission (the "Commission") which was declared effective on December 26, 1995, relating to the granting to all holders of Tatham Offshore's common stock, on the record date, December 26, 1995, rights (the "Rights") to purchase up to 25,120,948 warrants (the "Warrants"). Each Right entitled the holder to subscribe to purchase one Warrant at the purchase price of $.50 per Warrant. In February 1996, Tatham Offshore issued 25,120,948 Warrants and received $12,560,000 in gross proceeds ($11,291,000 in net proceeds) pursuant to the exercise of Rights. A total of 20,129,571 Warrants were exercised to purchase 18,717,030 shares, 74,379 shares and 1,338,162 shares of Series A, B and C Preferred Stock, respectively, at $1.00 per share which generated an additional $15,459,000 in proceeds to Tatham Offshore. The remaining 4,991,377 Warrants outstanding on January 1, 1997 were automatically converted into an equal number of shares of Mandatory Redeemable Preferred Stock.

In February 1998, DeepFlex exchanged its 1,016,957 shares of Tatham Offshore Series C Preferred Stock for 406,783 Exchange Warrants and immediately converted the Exchange Warrants into 406,783 shares of common stock at $6.53 per share for a total of $2,656,000 in proceeds to Tatham Offshore. Tatham Offshore used $2,496,000 of proceeds to redeem all of its 4,991,377 shares of Mandatory Redeemable Preferred Stock outstanding at $0.50 per share as required under the terms of the Mandatory Redeemable Preferred Stock issue. DeepFlex conveyed the 406,783 shares of common stock to DeepTech in March 1998.

Stock Compensation Plans

On August 28, 1995, Tatham Offshore filed a registration statement on Form S-8 with the Commission for the registration of 400,000 shares of common stock authorized for issuance upon exercise of options under Tatham Offshore's Equity Incentive Plan (the "Incentive Plan") and 100,000 shares of common stock authorized for issuance upon exercise of options under Tatham Offshore's Non-Employee Director Stock Option Plan (the "Director Option Plan" and collectively with the Incentive Plan, the "Option Plans"). The Incentive Plan, as amended, provides Tatham Offshore the ability to issue a variety of awards pursuant to the plan including stock options, restricted stock, stock appreciation rights and stock value equivalent awards. In January 1998, Tatham Offshore issued 100,000 options under the Incentive Plan. In June 1996, Tatham Offshore issued 25,514 shares of common stock to outside directors pursuant to the exercise of options granted under the Director Option Plan in settlement of directors' fees and meeting attendance fees for the year ended June 30, 1996. During the years ended June 30, 1998, 1997 and 1996, Tatham Offshore issued 15,000 options, 9,000 options and 13,000 options, respectively, pursuant to the Director Option Plan. Options outstanding under the Option Plans at June 30, 1998 totaled 136,500 of which 31,500 options were exercisable. In addition, Tatham Offshore issued 79,000 stock appreciation rights pursuant to the Incentive Plan during the year ended June 30, 1997.

Tatham applies APB Opinion No. 25 and related interpretations in accounting for its option plans, under which no compensation cost has been recognized. Had compensation costs for the Option Plan been determined consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) and earnings (losses) per share would have been adjusted to the pro forma amounts presented below:

                                                                   Year ended June 30,
                                                  -----------------------------------------------
                                                       1998               1997             1996
                                                                     (In thousands)
Net (loss) income             As presented        $   (8,581)         $   (51,891)        $   509
                              Pro forma               (8,918)             (51,891)            509

(Losses) earnings per share   As presented        $    (0.50)         $    (19.47)        $  .020
                              Pro forma                (0.52)              (19.47)           .020

The following table summarizes the Option Plans:

                                                                 Year Ended June 30,
                                       -----------------------------------------------------------------------------
                                               1998                          1997                     1996
                                        -------------------------   -----------------------   ----------------------
                                                      Weighted                 Weighted                  Weighted
                                                       Average                  Average                   Average
                                       Shares      Exercise Price    Shares  Exercise Price   Shares  Exercise Price
Price
Outstanding at beginning of year        24,500         $  13.90       15,500    $ 17.30        11,500    $  92.40
Granted                                115,000             3.00        9,000       8.10        38,514       11.20
Exercised                                   --               --           --         --       (25,514)      13.70
Canceled                                (3,000)           13.90           --         --        (9,000)     100.00
                                       -------         --------       ------    -------        ------    --------
Outstanding at end of year             136,500             4.72       24,500      13.90        15,500       17.30
                                       =======         ========       ======    =======        =======   ========

Options exercisable at year at
June 30,                                31,500             8.72        9,500      23.10     5,500       34.00
                                       =======         ========       ======    =======    =======   ========
Weighted average fair value of
 options granted during the year                       $   2.93                 $  7.90              $   6.70
                                                       ========                 =======              ========


The fair value at each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           Year ended June 30,
                                   ----------------------------------
                                        1998        1997        1996
          Volatility                    132%         129%        112%
          Risk-free interest rate       5.5%         6.5%        5.8%
          Dividend yield                  0%           0%          0%
          Expected life             10 years     10 years    10 years

In June 1996, the Company issued 255,138 shares of common stock to outside directors pursuant to the exercise of options granted under the Director Option Plan in settlement of directors' fees and meeting attendance fees for the year ended June 30, 1996. In addition, Tatham Offshore issued 790,000 stock appreciation rights pursuant to the Incentive Plan during the year ended June 30, 1997.

NOTE 7 - RELATED PARTY TRANSACTIONS:

DeepTech

The management agreement between Tatham Offshore and DeepTech provides for an annual management fee which was intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to the Company. Effective November 1, 1995, July 1, 1996 and July 1, 1997, the Company amended its management agreement with DeepTech to provide for an annual management fee of 27.4%, 24% and 26%, respectively, of DeepTech's overhead. During the years ended June 30, 1998, 1997 and 1996, DeepTech charged Tatham Offshore $4,375,000, $3,279,000 and $4,436,000, respectively, under the management agreement. The Company believes these amounts are representative of what costs would have been on a stand alone basis for these services. The management agreement was terminated upon the closing of the Merger. See Note 2.

DeepTech also entered into a management agreement with DeepFlex which was intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services. The management fee was intended to reimburse DeepTech for the estimated costs of services provided to DeepFlex. Effective July 1, 1996, the management agreement was amended to provide for an annual management fee of 18% of DeepTech's unreimbursed overhead. For the years ended June 30, 1998 and 1997, DeepFlex incurred $3,029,000 and $2,458,000, respectively, under this management agreement. The Company believes these amounts are representative of what costs would have been on a stand-alone basis for these services. The management agreement was terminated upon the closing of the Merger.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



In October 1995, DeepFlex entered into a bridge loan agreement (the "Bridge Loan") with Tatham Offshore whereby DeepFlex agreed to make $12,500,000 of interim bridge financing available to fund a portion of the Company's working capital and capital requirements. Tatham Offshore borrowed a total of $8,000,000 under the Bridge Loan which accrued interest at a rate of 15% per annum. Interest expense related to borrowings under the Bridge Loan totaled $210,000 for the year ended June 30, 1996. On January 31, 1996, DeepFlex subscribed for the purchase of 10,000,000 Warrants, pursuant to the exercise of Rights which had been assigned from DeepTech, at a cost of $5,000,000, which was paid through the forgiveness of $5,000,000 of principal and interest due under the Bridge Loan. In February 1996, Tatham Offshore used Offering proceeds to repay in full the remaining principal and accrued interest outstanding under the Bridge Loan.

On June 30, 1996, DeepFlex exercised 4,670,957 of its 10,000,000 Warrants to purchase an equal number of shares of Series A Preferred Stock at $1.00 per share by offsetting the then outstanding payable to DeepTech for costs allocated under the management agreement by $4,670,957.

On November 1, 1995, Tatham Offshore converted $1,734,000 of its accounts payable to an affiliate into an unsecured promissory note payable to DeepTech (the "Affiliate Note"). The Affiliate Note bore interest at 14.5% per annum, payable quarterly, and the principal was payable to DeepTech in six monthly installments which began on January 31, 1997. Interest expense related to the Affiliate Note totaled $202,000 and $170,000 for the years ended June 30, 1997 and 1996, respectively.

Under a convertible production payment, the holders of such production payments are entitled in the aggregate to 25% of the proceeds from the production attributable to a 25% working interest in Viosca Knoll Block 817 (after deducting all leasehold operating expenses, including platform access and processing fees) until the holders have received the aggregate sum of $16.0 million. At the option of the holders, the unpaid portion of the production payment may be converted into Tatham Offshore common stock at any time until September 2000. In March 1998, Mr. Tatham acquired one-half of this convertible production payment. At June 30, 1998, the unpaid portion of the convertible production payment obligation totaled $11.3 million.

Effective July 1, 1995, DeepTech established three deferred compensation arrangements: (i) a mandatory arrangement for DeepTech's Chief Executive Officer (the "DeepTech CEO"), (ii) a mandatory arrangement for certain senior executives of DeepTech and (iii) an optional arrangement for all other employees of DeepTech. Pursuant to the terms of each arrangement, participants deferred all or a portion of their cash salary until no later than July 1, 1996. During each month in the deferral period, each participant was entitled to receive options to purchase a number of shares of either DeepTech or Tatham Offshore or Preference Units of the Partnership equal to a percentage (ranging from 100% to 300% of their cash salary) divided by the lesser of the closing price on June 30, 1995 (DeepTech - $4.00, Tatham Offshore - $3.50 and the Partnership - $11.875) or the average closing price for the applicable month. Options were exercisable only by cancellation of the participant's cash salary. Each participant earned credits equal to a multiple, based on the option elected, of their deferred cash salary. Any participant except the DeepTech CEO could have received all or a portion of their salary in cash if they did not elect to exercise any options. To the extent that Tatham Offshore issued its common stock pursuant to the exercise of options granted under these arrangements, it received an offsetting credit against its management fees payable to DeepTech. In November 1995, DeepTech terminated the deferred compensation arrangement for all but three employees of DeepTech. In November 1995 and June 1996, Tatham Offshore issued 12,095 shares and 12,423 shares, respectively, of its common stock in connection with the mandatory arrangement for certain senior executives of DeepTech and received a $360,000 credit against its management fees payable to DeepTech.

The Partnership

Tatham Offshore Canada Limited ("Tatham Offshore Canada"), a wholly-owned subsidiary of Tatham Offshore, is the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic Partners"), the sponsor of a proposal to build an approximately 2,500 kilometer pipeline from offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States. The Partnership has entered into a letter agreement with Tatham Offshore Canada regarding participation in the North Atlantic pipeline project. Under such agreement, Tatham Offshore Canada is responsible for the development costs of the project. Such agreement contains certain termination rights, contemplates the negotiation, execution and delivery of definitive agreements and provides that the Partnership

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



would hold a pro rata partnership interest of up to 20% in North Atlantic Partners. The Partnership has no financial commitment to the project until and unless an application is approved by the appropriate Canadian and United States regulatory authorities. In the event the Partnership was to terminate its participation in North Atlantic Partners after the date North Atlantic Partners receives regulatory approval of an application but prior to the in-service date of the first phase of the North Atlantic pipeline, the Partnership, under certain conditions, would be obligated to pay Tatham Offshore Canada an amount equal to 150% of the Partnership's pro rata share of the "success fee" earned by Tatham Offshore Canada related to the first phase of construction. For a period of one year after the effective date of the Merger discussed in Note 2, the Partnership shall have the right to terminate this agreement without incurring the liability for the above-mentioned "success fee". Tatham Offshore Canada is seeking additional participants on the same basis as that offered to the Partnership.

The Partnership charged Tatham Offshore $1,827,000, $1,995,000 and $1,722,000 for the years ended June 30, 1998, 1997 and 1996, respectively, for commodity and platform access fees associated with the Viosca Knoll 817 lease in accordance with certain agreements between the parties. Commodity charges are based on the volume of oil and gas transported or processed.

Other

During the years ended June 30, 1998, 1997 and 1996, Tatham Offshore sold 99% of its production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an 80%-owned subsidiary of DeepTech. Through October 1995, the sales prices were based upon contractually agreed-upon posted prices. In November 1995, Tatham Offshore renegotiated its agreement with Offshore Marketing to provide Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling the Company's production.

Dover Technology, Inc. ("Dover"), a 50%-owned subsidiary of DeepTech, charged Tatham Offshore $160,000 and $601,000 for the years ended June 30, 1997 and 1996, respectively, for services related to the acquisition, development, exploration or evaluation of oil and gas properties. Tatham Offshore's payable to Dover for these services in the amount of $1,734,000 at November 1, 1995 was converted into the Affiliate Note.

During the year ended June 30, 1996, the Company forgave a $90,000 advance to an officer of DeepTech who is also a stockholder of Tatham Offshore in exchange for consulting fees rendered by the officer/stockholder to Tatham Offshore.

The Company is a guarantor of a $5.0 million loan from NationsBank, N.A. to Tatham Brothers, which proceeds were used to fund certain improvements to the Rigs. The loan bears interest at the rate of Prime plus 1 1/2% per annum and is due on January 19, 1999 or on demand. Mr. Tatham is also a co-guarantor of this loan.

The Standby Agreement (the "Standby Agreement"), dated as of February 27,
1998, was executed in connection with the Merger and related transactions and is by and among the Company, DeepTech, Mr. Tatham and El Paso. Pursuant to the Standby Agreement, to the extent that any of the Company's Common Stock or Series A Preferred Stock was not subscribed for by holders of DeepTech common stock in the Rights Offering, Tatham Brothers committed to purchase such number of unsubscribed shares in order for DeepTech to receive net proceeds from the Rights Offering of not less than $75 million (the "Standby Commitment"). In addition, Tatham Brothers had the right to purchase any shares which DeepTech held after the Rights Offering and the satisfaction of the Standby Commitment. Mr. Tatham unconditionally guaranteed Tatham Brothers' performance of the Standby Commitment, which guarantee is backed by a letter of credit from NationsBank, N.A. In consideration of Mr. Tatham's guarantee of the Standby Commitment, under the terms of a Repayment Agreement between Mr. Tatham and Tatham Brothers, dated February 27, 1998, (i) Tatham Brothers granted to Mr. Tatham an option to purchase up to a one-third membership interest in Tatham Brothers for $1,000 through the issuance of new membership units, and (ii) Mr. Tatham had the right, but not the obligation, to lend to Tatham Brothers all sums necessary for Tatham Brothers to fulfill its obligations under the Standby Commitment.

Pursuant to the Purchase Commitment Agreement, dated as of February 27, 1998 by and between Tatham Brothers and the Company, in consideration of the Standby Commitment, the Company agreed to pay to Tatham Brothers a fee ranging from $5.8 million to $7.5 million depending upon the date of closing of the Rights Offering. Such fee was payable by the Company in cash, or at Tatham Brothers' election in shares of Common Stock. In connection with the Standby Commitment, the Company has agreed to grant Tatham Brothers certain registration rights with respect to such shares, including three demand registrations and unlimited piggyback registration rights for five years. The terms of the Purchase Commitment Agreement were negotiated by Tatham Brothers and the Company and were approved by the Company's Conflict Committee and Board of Directors.

NOTE 8 - INCOME TAXES:

The Company's deferred income tax liabilities (assets) at June 30, 1998 and 1997 consist of net operating loss ("NOL") carryforwards and the tax effect of timing differences between financial and tax reporting related to the recognition of certain amounts as follows:

                                          June 30,
                               ----------------------------
                                   1998            1997
                                      (in thousands)
Oil and gas properties         $        -0-    $        702
                               ------------    ------------
    Gross deferred liability            -0-             702
                               ------------    ------------

NOL carryforwards                   (45,531)        (38,315)
                               ------------    ------------
    Gross deferred asset            (45,531)        (38,315)
                               ------------    ------------

Net deferred tax asset              (45,531)        (37,613)
Valuation allowances                 45,531          37,613
                               ------------    ------------
                               $         --    $         --
                               ============    ============


Because of the Company's cumulative losses, valuation allowances of $45,531,000 and $37,613,000 at June 30, 1998 and 1997, respectively, were provided against the net deferred tax assets. At June 30, 1998, the Company had approximately $133,915,000 of regular tax NOL carryforwards and approximately $132,599,000 of alternative

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




minimum tax NOL carryforwards. These losses begin to expire in the year 2005. Substantial changes in a company's ownership can result in an annual limitation on the utilization of federal income tax NOL carryforwards.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Nasdaq National Market

The Nasdaq Stock Market, Inc. ("Nasdaq") listing criteria requires a company listed on The Nasdaq National Market to have a minimum dollar value associated with the public float of its listed stock. On February 23, 1998, the Nasdaq minimum public float requirement increased from $1.0 million to $5.0 million. Pursuant to an exception granted by Nasdaq, Tatham Offshore had until May 26, 1998 to meet the minimum public float requirement. Since the market value of Tatham Offshore's public float (i) had exceeded $5 million from time to time since February 23, 1998 and (ii) is expected to be well in excess of $5 million when the Rights Offering is consummated, Tatham Offshore had requested that Nasdaq either (i) agree that the public float requirement has been met or (ii) agree to extend the exception period until the earlier to occur of September 30, 1998 or the date on which the Rights Offering is consummated. On May 27, 1998, Nasdaq notified Tatham Offshore that the Nasdaq Listing Qualifications Panel (the "Nasdaq Panel") had determined to continue Tatham Offshore's listing since Tatham Offshore's public float exceeded the current requirement, and based on the Nasdaq Panel's decision, Tatham Offshore continued to be listed on the Nasdaq National Market.

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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 10 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

                                                                     Year ended June 30,
                                                     ---------------------------------------------------
                                                        1998                1997                1996
                                                                        (In thousands)
    Cash paid for interest, net of
       amounts capitalized                           $    1,707          $    7,249          $    7,693

Supplemental disclosures of noncash investing and financing activities

                                                                              Year ended June 30,
                                                                ---------------------------------------------
                                                                    1998             1997           1996
                                                                                (In thousands)
Conversion of long-term debt to
    common stock                                                $     60,000    $         --   $         --
Conversion of preferred stock to
    common stock                                                         540           1,129             --
Assignment of oil and gas properties and
    abandonment obligations to a third party                           1,200              --             --
Conveyance of Tatham Development to DeepTech (Notes 1 and 2):
      Conveyance of oil and gas properties                            22,079              --             --
      Exchange of DeepFlex indebtedness                               (8,000)             --             --
      Decrease in paid in capital                                    (13,620)             --             --
      Reduction in other current assets                                  116              --             --
      Reduction in abandonment obligations                              (400)             --             --
      Reduction in accounts payable                                     (175)             --             --
Additions to oil and gas properties                                       --              --         (2,000)
Increase in accounts payable and accrued liabilities                      --              --          2,000
Stock subscriptions receivable                                            --              --        (12,242)
Issuance of Series A Preferred Stock                                      --              --         16,913
Payable to affiliate                                                      --              --         (4,671)

As discussed in Notes 1 and 2, DeepTech contributed 100% of the outstanding capital stock of DeepFlex to Tatham Offshore on June 25, 1998. The assets and liabilities assumed were as follows (in thousands):

         Cash                                                 $     3,580
         Accounts receivable                                        2,088
         Other current assets                                         168
         Semisubmersible drilling rigs, net                       129,351
         Other noncurrent assets                                      617
         Accounts payable                                          (3,869)
         RIGCO Credit Facility                                    (59,406)
         Affiliate debt                                            (5,000)
         Notes payable to DeepTech                                 (8,000)
         Minority interest liability                                 (250)
                                                              -----------
           Increase in paid in capital                        $    59,279
                                                              ===========

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 11 - SUBSEQUENT EVENTS:

In connection with the Merger, the Company entered into a short term financing arrangement with Tatham Brothers to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the Redemption Agreement with the Partnership, (ii) pay $1.4 million to DeepTech in connection with the Management Agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the short term financing. Tatham Brothers is an affiliate of Thomas P. Tatham and the parent company of TB Securities. The short term financing bears interest at the rate of 12% per annum and is due on January 15, 1999. It is secured by a pledge of DeepFlex of its interest in a certain payment-in-kind Subordinated Promissory Notes issued by RIGCO North America, L.L.C. and FPS V, Inc., both subsidiaries of the Company, which has a current outstanding balance of approximately $70.0 million. The Company anticipates that it will refinance the short term financing with Tatham Brothers upon its maturity or pay off the facility with proceeds from the refinancing of the Credit Facility.

NOTE 12 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

Oil and gas reserves

The following table represents the Company's net interest in estimated quantities of developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities at fiscal year end 1998, 1997 and 1996. Estimates of the Company's reserves at June 30, 1998 have been made by the Company's reserve engineers. Estimates of the Company's reserves at June 30, 1997 and 1996 have been made by the independent engineering consulting firm, Ryder Scott Company Petroleum Engineers. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

Estimates of reserve quantities are based on sound geological and engineering principles, but, by their very nature, are still estimates that are subject to substantial upward or downward revision as additional information regarding producing fields and technology becomes available.

                                                                    Oil/Condensate    Natural gas
                                                                      (barrels)         (MCF)
                                                                     ------------    ------------
                                                                            (In thousands)
Proved reserves - June 30, 1995                                             5,887          34,331
     Revisions of previous estimates                                         (168)         (3,902)
     Purchase of reserves in place                                            --           17,160
     Extensions, discoveries and other additions                              398           8,427
     Production                                                              (418)         (1,035)
                                                                     ------------    ------------
Proved reserves -- June 30, 1996                                            5,699          54,981
     Revisions of previous estimates (a)                                   (5,440)        (36,049)
     Extensions, discoveries and other additions                               36             540
     Production                                                              (170)         (7,180)
                                                                     ------------    ------------
Proved reserves -- June 30, 1997                                              125          12,292
     Revisions of previous estimates                                          (47)            (77)
     Extensions, discoveries and other additions                               --              --
     Production                                                               (16)         (4,532)
                                                                     ------------    ------------
Proved reserves -- June 30, 1998                                               62           7,683
                                                                     ============    ============

Proved developed reserves -- June 30, 1996                                  3,388          35,274
                                                                     ============    ============
Proved developed reserves -- June 30, 1997                                    125          12,292
                                                                     ============    ============
Proved developed reserves -- June 30, 1998                                     62           7,683
                                                                     ============    ============

------------------
(a) The revisions of previous estimates of proved reserves from June 30, 1996 to June 30, 1997 were caused by (i) the elimination of 3.2 million barrels of oil and 24,369 MMcf of gas as a result of the assignment of the working interests in Ship Shoal Block 331 and (ii) the elimination of 2.1 million barrels of oil and 3,178 MMcf of gas as a result of the abandonment of the Ewing Bank Block 914 #2 well.

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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

Future net cash flows

The standardized measure of discounted future net cash flows relating to the Company's proved oil and gas reserves is calculated and presented in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Accordingly, future cash inflows were determined by applying year-end oil and gas prices to the Company's estimated share of future production from proved oil and gas reserves. The average prices utilized in the calculation of the standardized measure of discounted future net cash flows at June 30, 1998 were $12.28 per barrel of oil and $1.76 per MCF of gas. Future production and development costs were computed by applying year-end costs to future years. Future income taxes were derived by applying year-end statutory tax rates to the estimated net future cash flows taking into consideration the Company's NOL carryforwards. A prescribed 10% discount factor was applied to the future net cash flows.

In the Company's opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for the Company's proved oil and gas reserves is not representative of the reserve value. The standardized measure is intended only to assist financial statement users in making comparisons between companies.

                                                                June 30,
                                                ------------------------------------------
                                                    1998           1997           1996
                                                              (In thousands)
Future cash inflows                             $     14,267   $     31,512   $    240,358
Future production costs                                9,174         16,750         74,996
Future development costs                               1,546          2,096         44,624
Future income tax expenses                                --             --            431
                                                ------------   ------------   ------------
Future net cash flows                                  3,547         12,666        120,307
Annual discount at 10% rate                              138          1,623         30,313
                                                ------------   ------------   ------------
Standardized measure of discounted future
     net cash flows                             $      3,409   $     11,043   $     89,994
                                                ============   ============   ============

                                                               June 30, 1998
                                                ------------------------------------------
                                                  Proved          Proved
                                                 Developed      Undeveloped      Total
                                                ------------   ------------   ------------
                                                              (In thousands)
Undiscounted estimated future net cash flows
     from proved reserves before income taxes   $      3,547   $         --   $      3,547
                                                ============   ============   ============
Present value of future net cash flows from
     proved reserves before income taxes,
     discounted at 10%                          $      3,409   $         --   $      3,409
                                                ============   ============   ============

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



The following are the principal sources of change in the standardized measure (in thousands):

                                                          1998             1997              1996
                                                     ------------    ------------       ------------
Beginning of year                                    $     11,043    $     89,994       $     45,006 (1)
     Sales and transfers of oil and gas produced,
         net of production costs                           (5,699)        (13,771)            (8,678)
     Net changes in prices and production costs            (3,198)        (35,355)            26,798
     Extensions, discoveries and improved
         recovery, less related costs                          --             627              3,746
     Changes in estimated future development costs            502          28,959              2,587
     Previously estimated development costs
         incurred during the year                               5           2,976              1,987
     Revisions of previous quantity estimates                (198)        (47,259)(2)         (3,198)
     Purchase of reserves in place                             --              --             18,200
     Sales of reserves in place                                --              --                 --
     Net change in income taxes                                --              --                 --
     Accretion of discount                                  1,104           8,999              4,501
     Changes in production rates, timing and other           (150)        (24,127)              (955)
                                                     ------------    ------------       ------------
End of year                                          $      3,409    $     11,043       $     89,994
                                                     ============    ============       ============

----------
(1) The standardized measure calculations at June 30, 1995 exclude the Company's obligations to pay demand charges to an affiliate relative to its Ewing Bank and Ship Shoal properties. These demand charges were prepaid in full during the year ended June 30, 1996. See Note 4.

(2) The revisions of previous estimates of proved reserves from June 30, 1996 to June 30, 1997 were caused by (i) the elimination of 3.2 million barrels of oil and 24,369 MMcf of gas as a result of the assignment of the working interests in Ship Shoal Block 331 and (ii) the elimination of 2.1 million barrels of oil and 3,178 MMcf of gas as a result of the abandonment of the Ewing Bank Block 914 #2 well.

                               INDEX TO EXHIBITS

           Exhibit
            Number      Description
           -------      -----------
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

              3.3 Certificate of Amendment of Certificate of Incorporation of Tatham Offshore (filed as Exhibit 3.1 to Tatham
                        Offshore's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, Commission File No. 0-22892 and incorporated herein by reference).

              3.4 Certificate of Amendment of Certificate of Incorporation of Tatham Offshore (filed as Exhibit 3.2 to Tatham
                        Offshore's Registration Statement on Form S-1 Commission
                        File No. 333-49859 and incorporated herein by reference).

              4.1       Certificate of Designation Establishing the Series A
                        Convertible Exchangeable Preferred Stock of Tatham
                        Offshore (filed as Exhibit 4.1 to Tatham Offshore's
                        Quarterly Report on Form 10-Q for the quarter ended
                        December 31, 1995, Commission File No. 0-22892 and incorporated herein by reference).

              4.2       Certificate of Designation Establishing the Series B
                        Convertible Exchangeable Preferred Stock (filed as
                        Exhibit 4.2 to Tatham Offshore's Quarterly Report on
                        Form 10-Q for the quarter ended December 31, 1995,
                        Commission File No. 0-22892 and incorporated herein by reference).

              4.3       Certificate of Designation Establishing the Series C
                        Convertible Exchangeable Preferred Stock (filed as
                        Exhibit 4.3 to Tatham Offshore's Quarterly Report on
                        Form 10-Q for the quarter ended December 31, 1995,
                        Commission File No. 0-22892 and incorporated herein by reference).

              4.4       Certificate of Designation Establishing the Mandatory
                        Redeemable Preferred Stock (filed as Exhibit 4.4 to
                        Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No.
                        0-22892 and incorporated herein by reference).

              4.5       Certificate of Designation Establishing the Series B
                        Convertible Preferred Stock (filed as Exhibit 4.1 to
                        Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No.
                        0-22892 and incorporated herein by reference).

              4.6 Warrant Agreement relating to the warrants entitling the holder thereof to purchase shares of Convertible
                        Exchangeable Preferred Stock (filed as Exhibit 4.5 to
                        Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No.
                        0-22892 and incorporated herein by reference).

              4.7 Exchange Warrant Agreement relating to the warrants entitling the holder thereof to purchase shares of Tatham Offshore's Common Stock (filed as Exhibit 4.6 to
                        Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No.
                        0-22892 and incorporated herein by reference).

             10.1 Registration Rights Agreement dated March 21, 1994, between Tatham Offshore and First Interstate Bank of
                        Texas, N.A., as Trustee (filed as Exhibit 10.17 to
                        DeepTech's Registration Statement on Form S-1,
                        Commission File No. 33-76999, and incorporated herein by reference).

             10.2       Farmout Agreement, dated October 1, 1994, between Tatham
                        Offshore, F-W Oil Interests, Inc., O.P.I. International,
                        Inc., and J. Ray McDermott Properties, Inc. (filed as
                        Exhibit 10.48 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File
                        No. 0-23934 and incorporated herein by reference).

             10.3       Agreement dated July 2, 1993 and amended on December 6,
                        1993 between Fina Oil and Chemical Company and Petrofina
                        Delaware, Incorporated and Tatham Offshore covering
                        Viosca Knoll Blocks 772/773, 774, 817, 818 and 861
                        (filed as Exhibit 10.20 to Tatham Offshore's
                        Registration Statement on Form S-1, Commission File No.
                        33-70120, and incorporated herein by reference).

             10.4       Unit Agreement for Outer Continental Shelf Exploration,
                        Development and Production Operations for the Ewing Bank
                        Blocks 871, 914, 915, 916, 958 and 959, Ewing Bank Area,
                        Offshore Louisiana, dated May 13, 1988 by and among
                        Mobil-X, Sohio, Kerr-McGee and Kerr-McGee Federal
                        Limited Partnership I-1981 (filed as Exhibit 10.22 to
                        Tatham Offshore's Registration Statement on Form S-1,
                        Commission File No. 33-70120, and incorporated herein by reference).

             10.5       Unit Agreement for Outer Continental Shelf Exploration,
                        Development and Production Operations for the Viosca
                        Knoll Blocks 772, 773, 774, 817, 818 and 861, Viosca
                        Knoll Area Offshore Louisiana, dated July 7, 1993 by and among Tatham Offshore, Petrofina Delaware, Incorporated and Fina Oil & Chemical Company (filed as Exhibit 10.23 to Tatham Offshore's Registration Statement on Form S-1,
                        Commission File No. 33-70120, and incorporated herein by reference).

             10.6       DeepTech Registration Rights Agreement by and between
                        Tatham Offshore and DeepTech (filed as Exhibit 10.25 to
                        Tatham Offshore's Registration Statement on Form S-1,
                        Commission File No. 33-70120, and incorporated herein by reference).

             10.7 Indemnification Agreement dated as of October 16, 1993 between Tatham Offshore and its directors (filed as Exhibit 10.26 to Tatham Offshore's Registration
                        Statement on Form S-1, Commission File No. 33-70120, and incorporated herein by reference).

             10.8       Subordinated Convertible Note Purchase Agreement between
                        Tatham Offshore and DeepTech, as amended (filed as exhibit 10.30 in Tatham Offshore's Annual Report on Form
                        10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

             10.9 11 3/4% Subordinated Convertible Promissory Note made payable by the Company to the order of the holder thereof (filed as exhibit 10.31 in Tatham Offshore's
                        Annual Report on Form 10-K for the fiscal year ended
                        June 30, 1994, and incorporated herein by reference).

            10.10 Form of Stock Option Agreement by and between the Optionee and Tatham Offshore (filed as exhibit 10.35 in
                        Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference).

            10.11       Agreement for Purchase and Sale by and between Tatham
                        Offshore, Inc., as Seller, and Flextrend Development
                        Company, L.L.C., as Buyer, dated June 30, 1995 (filed as
                        Exhibit 6(a) to the Leviathan Gas Pipeline Partners,
                        L.P. Quarterly Report on Form 10-Q for the quarter ended
                        June 30, 1995, Commission File Number 1-11680 and incorporated herein by reference).

            10.12       Production Payment Agreement dated as of September 19,
                        1995 by Tatham Offshore in favor of F-W Oil Interests,
                        Inc. (filed as Exhibit 10.91 to DeepTech's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

            10.13       Production Payment Agreement dated as of September 19,
                        1995 by Tatham Offshore in favor of J. Ray McDermott
                        Properties, Inc. (filed as Exhibit 10.92 to DeepTech's
                        Annual Report on Form 10-K for the fiscal year ended
                        June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

            10.14       Tatham Offshore, Inc. Employee Equity Incentive Plan
                        (filed as Exhibit 10.47 to Tatham Offshore's Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).

            10.15       Tatham Offshore, Inc. Non-Employee Director Stock Option
                        Plan (filed as Exhibit 10.48 to Tatham Offshore's Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1995, and incorporated herein by reference).

            10.16       Master Drilling Agreement and Drilling Order between
                        Tatham Offshore, Inc. and Sedco Forex Division,
                        Schlumberger Technology Corporation dated September 19,
                        1996 (filed as Exhibit 10.50 to Tatham Offshore's Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated herein by reference).

            10.17       Redemption  Agreement dated February 27, 1998 between
                        Tatham Offshore, Inc. and Flextrend Development Company,
                        L.L.C. (filed as Exhibit 10.1 to Tatham Offshore's
                        Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 1998, Commission File No. 0-22892 and incorporated herein by reference).

            10.18 Purchase Commitment Agreement dated February 27, 1998 by and between Tatham Offshore, Inc. and Tatham Brothers,
                        LLC (filed as Exhibit 10.2 to Tatham Offshore's
                        Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 1998, Commission File No. 0-22892 and incorporated herein by reference).

            10.19 Master Agreement, dated as of November 29, 1995, by and among Highwood Partners, L.P., DeepTech International
                        Inc., DeepFlex Production Services, Inc., FPS III, Inc.
                        and Deepwater Drillers, L.L.C. (filed as Exhibit 10.1 to
                        DeepTech's Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

            10.20       Limited Liability Company Agreement of Deepwater
                        Drillers, L.L.C. (filed as Exhibit 10.2 to DeepTech's
                        Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

            10.21 First Amended and Restated Drilling Make-Ready Agreement dated November 29, 1996 between RIGCO North America,
                        L.L.C. and Schlumberger Technology Corporation (Sedco
                        Forex Division) (filed as Exhibit 10.1 to DeepTech's
                        Quarterly Report on Form 10-Q for the quarter ended
                        December 31, 1996, Commission File No. 0-23934 and incorporated herein by reference).

            10.22       Contribution and Distribution Agreement dated February
                        27, 1998, between DeepTech International Inc., Tatham
                        Offshore, Inc., DeepFlex Production Services, Inc., and
                        El Paso Natural Gas Company (filed as Exhibit 10.26 to
                        Tatham Offshore's Registration Statement on Form S-1,
                        Commission File No. 333-49859 and incorporated herein by reference).

            10.23       Standby Agreement dated February 27, 1998, between
                        DeepTech International Inc., Tatham Offshore, Inc.,
                        Thomas P. Tatham, Tatham Brothers, LLC, and El Paso
                        Natural Gas Company (filed as Exhibit 10.27 to Tatham
                        Offshore's Registration Statement on Form S-1,
                        Commission File No. 333-49859 and incorporated herein by reference).

             10.24      Form of Tax Sharing Agreement among Tatham Offshore,
                        Inc., DeepTech International Inc. and DeepFlex
                        Production  Services, Inc. (filed as Exhibit 10.28 to
                        Tatham  Offshore's Registration Statement on Form S-1,
                        Commission File No. 333-49859 and incorporated herein by reference).

             10.25*     First Amended and Restated Charter between RIGCO North
                        America, L.L.C. and Sedco Forex Division, Schlumberger
                        Technology Corporation dated November 29, 1996.

             10.26*     Second Amended and Restated Charter between RIGCO North
                        America, L.L.C. and Sedco Forex Division, Schlumberger
                        Technology Corporation dated August 14, 1997.

             10.27      Credit Agreement, dated September 30, 1996 among RIGCO
                        North America, L.L.C., Lehman Commercial Paper, Inc., as
                        Advisor, Syndication Agent, Arranger, Collateral and
                        Documentation Agent and Administrative Agent, and the banks and other financial institutions from time to time party thereto (filed as Exhibit 10.3 to DeepTech's
                        Quarterly Report on Form 10-Q for the quarter ended
                        December 31, 1996, Commission File Number 0-23934 and incorporated herein by reference).

             10.28*     Global Amendment and Assignment and Acceptance dated
                        October 9, 1996 to the Credit Agreement among RIGCO
                        North America, L.L.C., Lehman Commercial Paper, Inc., as
                        Advisor, Syndication Agent and Arranger, Hibernia
                        National Bank, as Collateral and Documentation Agent and
                        BHF-Bank Aktrengesellschaft, as Administrative Agent.

             10.29      Second Amendment dated as of April 23, 1997 to the
                        Credit Agreement among RIGCO North America, L.L.C.,
                        Lehman Commercial Paper, Inc., as Advisor, Syndication
                        Agent and Arranger, Hibernia National Bank, as
                        Collateral and Documentation Agent and BHF-Bank
                        Aktiengesellschaft, as Administrative Agent (filed as
                        Exhibit 10.40 to DeepTech's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1997 Commission File
                        No. 0-23934 and incorporated herein by reference).

             10.30*     Third Amendment dated May 13, 1997 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.31*     Fourth Amendment dated July 31, 1997 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.32*     Fifth Amendment dated June 16, 1998 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.33*     Sixth Amendment dated September 25, 1998 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.34*     Management Agreement dated June 16, 1998 between
                        DeepFlex Production Services, Inc. and RIGCO North
                        America, L.L.C.

             10.35* Restructuring Agreement dated September 22, 1997, between DeepTech and Tatham Offshore.

             10.36 Amended and Restated Management Agreement, effective as of July 1, 1992, between DeepTech and Tatham Offshore
                        (filed as  Exhibit 10.1 to Amendment No. 4 to Tatham
                        Offshore's Registration Statement on Form S-1, Commission
                        File No. 33-70120, and incorporated herein by reference.)

             10.37      First Amendment to Amended and Restated Management
                        Agreement, dated as of January 1, 1995, between DeepTech and Tatham Offshore (filed as Exhibit 10.71 to
                        DeepTech's Registration Statement on Form S-1, Commission
                        File No. 33-88688, and incorporated herein by reference).

             10.38      Fourth Amendment to First Amended and Restated Management
                        Agreement dated as of May 1, 1997 between DeepTech and Tatham Offshore (filed as Exhibit 10.6 to DeepTech's
                        Annual Report on Form 10-K/A for the fiscal year ended
                        June 30, 1997, Commission File No. 0-23934, and incorporated herein by reference).

             10.39      Letter Agreement dated March 22, 1995 between Tatham
                        Offshore and Ewing Bank Gathering Company, L.L.C.
                        amending the Gathering Agreement dated July 1, 1992
                        (filed as Exhibit 10.44 to DeepTech's Annual Report on
                        Form 10-K for the fiscal year ended June 30, 1995, Commission File No. 0-23934 and incorporated herein by reference).

             10.40      Gas Purchase Agreement dated July 26, 1993 between
                        Offshore Marketing and Tatham Offshore (filed as Exhibit
                        10.17 to Tatham Offshore's Registration Statement on
                        Form S-1, Commission File No. 33-70120, and incorporated herein by reference).

             10.41 Condensate Purchase Agreement dated July 26, 1993 between Offshore Marketing and Tatham Offshore (filed as Exhibit 10.18 to Tatham Offshore's Registration
                        Statement on Form S-1, Commission File No. 33-70120, and incorporated herein by reference).

             10.42      Credit Agreement, dated as of February 16, 1996 among
                        DeepFlex Production Services, Inc., Citicorp USA, Inc., as Administrative Agent, and the several lenders from time to time parties thereto (filed as Exhibit 10.3 to DeepTech's Current Report on Form 8-K dated May 2, 1996 and incorporated herein by reference).

             10.43      Fourth Amendment to Management Agreement Between
                        DeepTech International Inc. and DeepFlex Production
                        Services, Inc. dated as of May 1, 1997 (filed as Exhibit
                        10.38 to DeepTech's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1997, Commission File No.
                        0-23934 and incorporated herein by reference).

             10.44      First Amendment to Management Agreement between
                        RIGCO North America, L.L.C. and DeepTech dated as of May
                        1, 1997 (filed as Exhibit 10.39 to DeepTech's Annual
                        Report on Form 10-K/A for the fiscal year ended June 30, 1997, Commission File No. 0-23934 and incorporated herein by reference).

             21.1 *     List of Subsidiaries of Tatham Offshore, Inc.

             23.1 *     Consent of Independent Accountants,
                        PricewaterhouseCoopers LLP.

             24.1 Power of Attorney (included on the signature pages on this Annual Report on Form 10-K).

--------------------------
         *  Filed herewith

        (b) Reports on Form 8-K.

            None.