Form 10-K405/A
period 1998-06-30
TATHAM OFFSHORE INC
filed 1998-10-27
CIK 913358

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


        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K/A OR ANY AMENDMENT TO THIS FORM 10-K/A. X
                              ---


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


PART III..................................................................................................26
    Item 10.      Directors and Executive Officers of the Registrant......................................26
    Item 11.      Executive Compensation..................................................................26
    Item 12.      Security Ownership of Certain Beneficial Owners and Management..........................26
    Item 13.      Certain Relationships and Related Transactions..........................................26

PART IV...................................................................................................42
    Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................42


     The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K/A (the "Annual Report"). Unless otherwise indicated, (i) all current and prospective information in this Annual Report gives effect to the Merger (as defined) and related transactions completed on or before August 14, 1998, including the sale of certain of Tatham Offshore's existing assets, the related retirement of certain amounts of Tatham Offshore's Preferred Stock, the contribution to Tatham Offshore of two semisubmersible drilling rigs, and the assumption of certain debt, (ii) all references to "Tatham Offshore" are to Tatham Offshore, Inc. and its subsidiaries, (iii) all references to the "Company" are to Tatham Offshore, Inc. and its subsidiaries and DeepFlex Production Services, Inc. and its subsidiaries ("DeepFlex"), and (iv) all financial information and per share data in this Annual Report gives effect to the one for ten reverse stock split Tatham Offshore completed on November 24, 1997.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                           EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN
                           RELATIONSHIPS AND RELATED TRANSACTIONS

         The following table sets forth certain information as of October 15, 1998 regarding the executive officers and directors of Tatham Offshore. Each executive officer named in the following table has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office.


         There is no family relationship among any of the executive officers or directors of Tatham Offshore, and no arrangement or understanding exists between any executive officer or director of Tatham Offshore and any other person pursuant to which he or she was or is to be selected as an officer or director.



               Name                           Age                                 Position(s)
               ----                           ---                                 -----------

         Thomas P. Tatham                      53                      Chairman of the Board,
                                                                       Chief Executive Officer

         Dennis A. Kunetka                     49                      Chief Financial Officer,
                                                                       Senior Vice President and Secretary

         Harvey O. Fleisher                    52                      Senior Vice President - Marine Services

         Philip German                         45                      Vice President - Engineering
                                                                       Tatham Offshore Canada Limited

         Kenneth L. Hamilton                   51                      Vice President, Treasurer
                                                                       and Assistant Secretary

         Dennis J. Lubojacky                   45                      Vice President - Controller
                                                                       and Financial Planning

         Kenneth E. Beeney                     39                      Director

         Phillip G. Clarke                     63                      Director

         Clyde E. Nath                         64                      Director

         James G. Niven                        52                      Director

         Jonathan D. Pollock                   35                      Director

         Roger B. Vincent, Sr.                 53                      Director

         Diana J. Walters                      35                      Director

         Thomas P. Tatham has served as Chairman of the Board and a Director of the Company since its inception in 1988. In addition, Mr. Tatham served as Chairman of the Board, Chief Executive Officer and a Director of DeepTech International Inc. ("DeepTech") and Chairman of the Board of Leviathan Gas Pipeline Company ("Leviathan"), affiliates of Tatham Offshore, since October 1989 and February 1989, respectively, through August 14, 1998. In addition, Mr. Tatham served as Chief Executive Officer of Leviathan from February 1989 until June 1995. Mr. Tatham sold all of his interests in DeepTech and Leviathan to El Paso Energy in August 1998. Mr. Tatham has over 28 years experience in the oil and gas industry. He founded Mid American Oil Company in 1970 and served as Chairman of the Board and Chief Executive Officer until he sold his interest therein to Centex Corporation in 1979. In 1979, Mr. Tatham founded Tatham Corporation to acquire Sugar Bowl Gas Corporation ("Sugar Bowl"), the second largest intrastate pipeline system in Louisiana. He served as Chairman of the Board of Tatham Corporation from 1979 to December 1983, at which time it sold the assets of Sugar Bowl to a joint venture between MidCon Corp. and Texas Oil and Gas, Inc. From 1984 to 1988, Mr. Tatham pursued personal investments in various industries, including the oil and gas industry. Mr. Tatham served as a director of J. Ray McDermott, S.A. from its inception in February 1995 through August 1997.

         Dennis A. Kunetka has served as Senior Vice President -- Corporate Finance of the Company since October 1993 and as Chief Financial Officer and Secretary since January 1998. Mr. Kunetka served as Senior Vice President -- Corporate Finance and Investor Relations of DeepTech and Leviathan from August 1993 through August 14, 1998. Prior to joining DeepTech, Mr. Kunetka served as Vice President and Controller of United Gas Pipe Line Company and its parent company, United Gas Holding Corporation. Prior to joining United in 1984, Mr. Kunetka spent 11 years with Getty Oil Company in various tax, financial and regulatory positions. Mr. Kunetka holds B.B.A. and M.S.A. degrees from the University of Houston, a J.D. degree from South Texas College of Law and is a certified public accountant.

         Harvey O. Fleisher has served as Senior Vice President of Marine Services of the Company since August 1998. Mr. Fleisher has served as Executive Vice President of DeepFlex since April 1995. From June 1988 to April 1995, Mr. Fleisher held various engineering and operations positions with DeepTech entities. Mr. Fleisher has over 25 years experience in the offshore oil and gas industry primarily in the floating drilling and production areas. Prior to joining DeepTech in 1988, Mr. Fleisher worked for two years as an independent consultant and 14 years with Sonat Offshore Drilling, Inc. (formerly The Offshore Company). Mr. Fleisher is a Registered Professional Engineer and holds M.S. and B.S. degrees in Industrial Engineering from Texas A&M University.

         Philip German has served as Vice President -- Engineering of Tatham Offshore Canada Limited since August 1998. From July 1997 through August 1998, Mr. German served as a consultant to the Company. From July 1995 through July 1997, Mr. German served as the Chief Pipeline Engineer for Intec Engineering, Inc. From June 1990 through July 1995, Mr. German served as Vice President of J. P. Kenny Inc. of Houston. From 1981 through 1990, Mr. German was associated with J.P. Kenny and Partners, Ltd., London. Mr. German has been actively involved in offshore pipeline and onshore pipeline and facilities projects in the U.K., Norway, Australia, North Africa, East Africa and China. In addition to his work with engineering companies, Mr. German has also spent extended periods acting on behalf of oil and gas companies, most notably Statoil and Conoco. Mr. German holds a Bachelor of Science (degree) in Mechanical Engineering from Thames Polytechnic, London.

         Kenneth L. Hamilton has served as Vice President -- Treasurer and Assistant Secretary of the Company since August 1998. Mr. Hamilton served as Corporate Tax Director of DeepTech from August 1997 through August 14, 1998. Prior to joining DeepTech, Mr. Hamilton was a shareholder in Verne Sanders & Associates, a certified public accounting firm for 11 years. Mr. Hamilton served as Vice President-Controller of Tatham Corporation from 1981 to 1986 and as Tax Manager with Price Waterhouse LLP in Houston from 1974 to 1981. Mr. Hamilton holds a B.A. degree from the University of Texas at El Paso and is a certified public accountant.

         Dennis J. Lubojacky has served as Vice President -- Controller and Financial Planning of the Company since August 1998. Mr. Lubojacky served as Controller of DeepFlex from August 1996 through August 1998. Prior to joining DeepTech, Mr. Lubojacky worked for two years as an independent consultant after serving as Vice President -- Controller for Nabors Yemen Ltd. from 1991 to 1994. Mr. Lubojacky has over 23 years of experience in the oil and gas industry, primarily with offshore and onshore drilling contractors in various accounting and financial management positions. Mr. Lubojacky holds a B.B.A. degree from Sam Houston State University and is a certified public accountant.

         Kenneth E. Beeney has served as a Director of the Company since August 1993. In addition, Mr. Beeney served as Vice President - Chief Geophysicist of the Company from August 1993 through August 14, 1998. Since August 17, 1998, Mr. Beeney has served as Exploration Manager - Deepwater for Pennzoil Exploration and Production. Mr. Beeney has 16 years of exploration experience, with a primary focus in the Gulf of Mexico. Prior to joining Tatham Offshore in 1989, Mr. Beeney worked for Tenneco Oil Company for eight years and Anadarko Petroleum Corporation on a variety of exploration assignments. Mr. Beeney received a B.S. in Geophysics from the Colorado School of Mines.

         Phillip G. Clarke has served as a Director of the Company since March 1995. Mr. Clarke has worked in the oil and gas industry for 40 years. He was initially employed by Texaco, Inc. for approximately eight years, serving in various engineering positions. In 1965, Mr. Clarke was employed by Placid Oil Company ("Placid") where he accumulated an additional 30 years of diversified experience. In 1977, Mr. Clarke was made Vice President of Operations for Placid's world-wide activities and held that position until his retirement in 1995. Following his retirement, Mr. Clarke continued his oil industry activity by joining several associates in forming Rising Star Energy, LLC, a Dallas, Texas based independent energy company where he is currently employed. Mr. Clarke received a B.S. degree in Mechanical Engineering from Oklahoma State University.

         Clyde E. Nath has served as a Director of the Company since March 1995. Mr. Nath worked in the oil and gas industry for 40 years with Kerr-McGee Corp., holding various positions in Kerr-McGee's Exploration and Production Division throughout his career. From 1985 until his retirement in December 1994, Mr. Nath was Vice President of Exploration for the Gulf of Mexico Region of Kerr-McGee's Exploration and Production Division. Mr. Nath holds a Bachelor's degree in Geology from Oklahoma City University. He is a member of the American Association of Petroleum Geologists, the Houston Geological Society and American Petroleum Institute.

         James G. Niven has served as a Director of the Company since June 1994 and as a General Partner of Pioneer Associates, a venture capital investment company, since 1982. Mr. Niven has been a Senior Vice President of Sotheby's Inc. since November 1996 and is currently a Director of The Lynton Group, Inc. and HealthPlan Services, Inc. He served as Chairman of the Board of Global Natural Resources from 1989 to 1995 and is a member of the Board of Managers of Memorial Sloan-Kettering Cancer Center, and a Trustee of the Museum of Modern Art, and the National Center for Learning Disabilities, Inc.

         Jonathan D. Pollock is a Portfolio Manager of Stonington Management Corp. which performs administrative services for Elliott Associates, L.P. and Westgate International, L.P. Mr. Pollock is responsible for the firm's oil and gas investments and has served as a Director of the Company since October 1996. Mr. Pollock has been with Stonington Management Corp. since 1989. Prior to joining Stonington Management Corp., Mr. Pollock was employed by Greenleaf Partners, an investment banking firm. Mr. Pollock has served as a director of Horizon Offshore, Inc. since June 1997, and of Grant Geophysical, Inc. since September 1997. Elliott Associates, L.P. and Westgate International, L.P. are each deemed to beneficially own more than 5% of the Common Stock of the Company. See "--Security Ownership of Certain Beneficial Owners and Management." Stonington Management Corp. is under common control with Manchester Securities Corp. which is a NASD member broker-dealer.

         Roger B. Vincent, Sr. has served as a Director of the Company since January 1996. Mr. Vincent is President of Springwell Corporation, a corporate finance advisory firm located in New York. Prior to founding Springwell, Mr. Vincent spent 18 years with Bankers Trust Company where he was a Managing Director of the firm as well as in charge of the firm's Client Group. Mr. Vincent is a director of AmeriGas Propane, Inc., a general partner of AmeriGas Partners, L.P. (NYSE listed), a Trustee of the GCG Trust of the Golden American Life Insurance Company (a subsidiary of the ING Group) and a member of the Policy Committee of Atlantic Asset Management Partners, L.L.C. Mr. Vincent is a graduate of Yale University and Harvard Business School.

         Diana J. Walters has served as a Director of the Company since September 1995. Ms. Walters is a Vice President of PaineWebber, Inc. in their energy group and is a NASD broker-dealer. Prior to joining PaineWebber, Ms. Walters served as Vice President - Corporate Finance and Planning of Tatham Offshore from October 1993 through September 1995 and as Chief Financial Officer of Tatham Offshore from September 1995 through November 1996. Prior to joining Tatham Offshore, she served as a Vice President in the Natural Resources Group of Internationale Nederlanden Bank (ING Bank) from 1990 to 1993 financing independent oil and gas companies and as an Assistant Vice President in the Natural Resources Department at The Chase

Manhattan Bank (formerly Manufacturers Hanover Trust Company) from 1986 to 1990 financing interstate and intrastate pipeline companies. Ms. Walters received a B.A. degree and an M.A. degree in Energy and Mineral Resources from the University of Texas at Austin.

OTHER DIRECTORS AND OFFICERS DURING FISCAL YEAR 1998

         Antoine Gautreaux, Jr., age 45, has served as a Director of the Company since October 1996, Chief Operating Officer of the Company since July 1996 and as Senior Vice President - Operations from September 1995 to July 1996. Prior to joining DeepTech, Mr. Gautreaux was employed by Placid Oil Company ("Placid") for 21 years in various capacities, including Manager of Drilling and Production. Mr. Gautreaux received a B.S. degree from Nicholls State University. Mr. Gautreaux resigned his office and directorship of the Company effective August 14, 1998, in connection with the Merger.

         Edward J. Gibbon, Jr., age 52, served as Vice President - Reservoir Engineering of the Company since September 1995. Mr. Gibbon has served as Vice President - Reservoir Engineering of Deepwater Production Systems, Inc. ("Deepwater Systems"), an affiliate of the Company, since September 1993. Prior thereto, Mr. Gibbon served as the President of IDM Engineering, Inc., a company he founded, which specialized in reservoir engineering studies and economic evaluations. Mr. Gibbon received a degree in Petroleum Engineering from the Colorado School of Mines. Mr. Gibbon resigned his office with the Company effective August 14, 1998 in connection with the Merger.

         Eric Lynn Hill, age 52, has served as a Director of the Company since November 1997. From January 1997 to January 1998, Mr. Hill served as Chief Financial Officer and Secretary of the Company. Since January 1998, Mr. Hill has served as Vice President of Finance and Administration of Seagull Egypt Ltd. Prior to joining DeepTech, Mr. Hill served as Senior Vice President - Finance, Administration and Secretary - Treasurer of Global Natural Resources, Inc. from July 1988 to March 1997. Mr. Hill has over 28 years of experience in finance and auditing in energy related companies and in public accounting. Mr. Hill received a B.B.A. degree from the University of North Texas and is a certified public accountant. Mr. Hill resigned his directorship of the Company effective
August 14, 1998, in connection with the Merger.

         Jeffrey K. Lucas, age 42, served as Vice President - Land Manager of the Company since June 1991. Mr. Lucas has worked in the oil industry for 18 years. Prior to joining the Company, Mr. Lucas served in various capacities, including Division Landman, in the Land Department of Tenneco Oil from 1979 to 1989 and was primarily responsible for negotiating lease acquisitions in the Rocky Mountain area and the Gulf. Mr. Lucas received a B.S. in Mineral Land Management from the University of Colorado. Mr. Lucas resigned his office with the Company effective August 14, 1998 in connection with the Merger.

         Edward L. Moses, Jr., age 62, has served as Senior Vice President - Engineering and Production of DeepTech since 1992, Managing Director and a Director of Deepwater Systems since August 1993 and a Director of the Company since November 1997. From 1991 to 1992, he served as Senior Vice President and a Director of the Company. From 1989 to 1991, Mr. Moses served as Vice President - Engineering of the Company. Mr. Moses has worked for over 30 years in the oil and gas industry. Prior to joining DeepTech, he worked for 12 years as an independent consultant in the oil and gas industry. Prior thereto, he spent 18 years working for Superior Oil Company where he served as Manager of International Drilling Operations. Mr. Moses has a B.S. in Petroleum Engineering from Texas A&M University. Mr. Moses resigned his office and directorship of the Company effective August 14, 1998, in connection with the Merger.

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         Through August 14, 1998, the executive officers of the Company were compensated by DeepTech and did not receive compensation from the Company for their services as such. Effective August 14, 1998, DeepTech was acquired by an affiliate of El Paso Natural Gas Company and divested all equity ownership in Tatham Offshore through a rights offering. DeepTech had entered into management agreements with each of its subsidiaries, including the Company, pursuant to which each affiliate was charged an annual management fee in exchange for operational, financial, accounting and administrative services. The management fee was intended to reimburse DeepTech for the estimated costs of the services provided to each affiliate. The management agreement was amended effective July 1, 1997 to provide for an annual management fee equal to 26% of DeepTech's overhead expenses. During the year ended June 30, 1998, the Company was charged $4,375,000 under its management agreement. The management agreement between DeepTech and the Company was terminated in connection with the merger of DeepTech and El Paso. Effective August 14, 1998, Tatham Offshore hired a management team and support personnel to implement its business strategy. The Company's executive officer compensation program is administered and reviewed by the Incentive Plan Compensation Committee.

         The following table sets forth the compensation paid by DeepTech to the Company's Chief Executive Officer and each of the Company's five other most highly compensated executive officers for the fiscal year ended June 30, 1998 (collectively, the "Named Officers"). The compensation set forth in the table represents amounts paid to the Named Officers for their services rendered in all capacities to DeepTech and its subsidiaries for the fiscal years ended June 30, 1998, 1997 and 1996. Therefore, the amounts shown do not reflect amounts earned solely as compensation for services to the Company. During the fiscal year ended June 30, 1998, each of Messrs. Tatham and Kunetka spent less than a majority of his time performing services for the Company. During the same period, Messrs. Gautreaux, Beeney, Gibbon and Lucas spent a majority of their time performing services for the Company. As noted below, in addition to serving as executive officers of the Company, each of Messrs. Tatham and Kunetka also served as officers of DeepTech and one or more of its affiliates.

                         ANNUAL COMPENSATION BY DEEPTECH



                                                                                                  LONG TERM
                                                                                                 COMPENSATION
NAME/PRINCIPAL                                                             OTHER ANNUAL             AWARDS          ALL OTHER
POSITION WITH                FISCAL      SALARY(1)           BONUS(1)      COMPENSATION(2)          OPTIONS        COMPENSATION
TATHAM OFFSHORE               YEAR          ($)                 ($)              ($)                   (#)              ($)
Thomas P. Tatham (3) ........  1998     $1,000,000(4)             --        $1,400,000(4)                --           $272,500 (14)
Chief Executive Officer        1997     $1,000,000(4)             --        $1,400,000(4)                --(5)              --
                               1996     $2,731,750(6)     $  600,000(6)     $   39,178(7)           300,000(8)(9)           --

Antoine Gautreaux, Jr.(10) ..  1998     $  200,000                --                --                   --           $759,375 (14)
Chief Operating Officer        1997     $  200,000                --                --               10,000(11)             --
                               1996     $  162,500                --                --               75,000(9)              --

Dennis A. Kunetka (12) ......  1998     $  161,450                --                --              100,000(13)             --
Chief Financial Officer        1997     $  140,000                --                --                   --                 --
                               1996     $  120,000                --                --               30,000(9)              --

Kenneth E. Beeney (10) ......  1998     $  140,000                --                --                                $668,250 (14)
Vice President -               1997     $  140,000                --                --               10,000(11)             --
Chief Geophysicist             1996     $  110,000                --                --               75,000(9)              --


Edward J. Gibbon, Jr. (10) ..  1998     $  125,000                --                --                                $506,250 (14)
Vice President -               1997     $  125,000                --                --               10,000(11)             --
Reservoir Engineering          1996     $  106,660                --                --               50,000(9)              --


Jeffrey K. Lucas (10) .......  1998     $  110,000                --                --                                $506,250 (14)
Vice President -               1997     $  110,000                --                --                7,000(11)             --
Land Manager                   1996     $   95,000                --                --               50,000(9)              --



-------------------------------

(1) Includes the aggregate market value of Common Stock and DeepTech common stock issued as a result of the exercise of options granted pursuant to the Deferred Compensation Arrangement (as defined herein) for salary and bonuses. The aggregate market value is calculated based on the last reported sales prices of the Common Stock and/or the DeepTech common stock on the dates of exercise of the options.
(2) Other Annual Compensation excludes the aggregate value of perquisites when such value is less than the lesser of $50,000 or 10% of total annual Salary and Bonus for each Named Officer.
(3) Mr. Tatham also served as Chairman of the Board and Chief Executive Officer of DeepTech and Chairman of the Board of Leviathan. During the fiscal year ended June 30, 1998, Mr. Tatham spent less than a majority of his time performing services for the Company.
(4) Effective July 1, 1996, the Compensation Committee of DeepTech's Board of Directors established a compensation plan for Mr. Tatham for the years ended June 30, 1997 and 1998. Under the compensation plan, Mr. Tatham is to receive a base salary of $1,000,000 per annum plus $1,400,000 per annum to be credited against incentive bonuses as they are earned. The base salary and bonus are payable at the rate of $200,000 per month. The Compensation Committee of DeepTech's Board of Directors detailed certain performance goals for DeepTech and its subsidiaries and affiliates, including the Company, and Mr. Tatham which would allow him to earn the incentive bonus payments over the two year period. The performance goals are structured to reward Mr. Tatham for enhancing shareholder value through increased earnings per share and by obtaining financing for key projects.
(5) Excludes options to acquire 1,100,000 shares of DeepTech common stock that were granted to Mr. Tatham during the fiscal year ended June 30, 1997 related to matters other than for executive compensation and unrelated to the operations of DeepTech or the Company.
(6) Mr. Tatham's salary and bonus for the fiscal year ended June 30, 1996 were settled through the issuance of options pursuant to the Deferred Compensation Arrangement. Under the Deferred Compensation Arrangement, for each $1.00 of salary deferred, Mr. Tatham was entitled to apply $3.00 to the exercise price of options to acquire Common Stock or DeepTech common stock under the Company's Incentive Plan or DeepTech's equity incentive plan, respectively. Through June 30, 1996, Mr. Tatham had exercised options to acquire 600,125 shares of DeepTech common stock in full settlement of his salary for the fiscal year ended June 30, 1996. In addition, Mr. Tatham was awarded a bonus during the fiscal year ended June 30, 1996 unrelated to the Company's operations. This bonus was settled pursuant to the Deferred Compensation Arrangement in September 1995 when Mr. Tatham exercised options to purchase 150,000 shares of DeepTech common stock. The aggregate market value of the 750,125 shares of DeepTech common stock issued, calculated based on the last reported sales price on the dates of exercise, was $3,331,750.

(7)      Represents dues for club memberships.
(8) Excludes options to acquire 1,666,666 shares of DeepTech common stock that were granted by DeepTech to Mr. Tatham during the fiscal year ended June 30, 1996 related to matters other than for executive compensation and unrelated to the operations of DeepTech or the Company.
(9) Options to acquire DeepTech common stock granted pursuant to DeepTech's equity incentive plan.
(10) Each of these executive officers spent the majority of his time performing services for the Company during the fiscal year ended June 30, 1998.
(11) Represents options issued to purchase shares of Common Stock pursuant to the Company's Incentive Plan as adjusted for the one-for-ten reverse stock split effective November 13, 1997.
(12) Mr. Kunetka also served as Senior Vice President - Corporate Finance and Investor Relations for DeepTech and Leviathan. During the fiscal year ended June 30, 1998, Mr. Kunetka spent less than a majority of his time performing services for the Company.
(13) Represents options issued to purchase shares of Common Stock pursuant to the Company's Incentive Plan.
(14) Represents the excess of the fair market value of DeepTech options over the exercise price on the date such options were exercised.

         The following table sets forth certain information detailing option grants made to the Named Officers under the Incentive Plan with respect to shares of Tatham Offshore Common Stock during the fiscal year ended June 30, 1998. Each of the options listed below were issued pursuant to the Company's Incentive Plan.



                            NUMBER OF SHARES
                           OF TATHAM OFFSHORE      PERCENT OF                                 POTENTIAL REALIZABLE VALUE AT
                              COMMON STOCK       TOTAL OPTIONS     EXERCISE                      ASSUMED ANNUAL RATES OF
                           UNDERLYING OPTIONS      GRANTED IN       OR BASE     EXPIRATION     STOCK PRICE APPRECIATION FOR
          NAME                   GRANTED          FISCAL YEAR        PRICE         DATE                OPTION TERM
                                                                   ($/SHARE)                      5% ($)         10% ($)

Dennis A. Kunetka                  100,000            100%           $3.00        1/15/08          $188,668       $478,123

OPTION EXERCISES AND YEAR-END VALUE TABLES

         The following table sets forth certain information regarding the outstanding options and warrants to purchase DeepTech common stock held by the Named Officers at June 30, 1998:



                                                                           NUMBER OF                   VALUE OF UNEXERCISED
                                                                      UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS AT
                              SHARES ACQUIRED       VALUE            AT FISCAL YEAR-END (#)             FISCAL YEAR-END ($)
           NAME               ON EXERCISE (#)    REALIZED ($)      EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
Thomas P. Tatham                 2,168,749  (1)         -- (2)             --   /      --                 --    /        --
                                   100,000        $272,500                 --   /      --                 --    /        --

Antoine Gautreaux, Jr.              75,000        $759,375                 --   /      --                 --    /        --

Dennis A. Kunetka                       --             --              15,000   / 15,000(3)         $150,000    /  $150,000

Kenneth E. Beeney                   75,000        $747,000                 --   /      --                 --    /        --

Edward J. Gibbon, Jr.               50,000        $506,250                 --   /      --                 --    /        --

Jeffrey K. Lucas                    50,000        $506,250                 --   /      --                 --    /        --



--------------
(1) Options exercised to purchase DeepTech common stock were acquired by Mr. Tatham related to matters other than executive compensation and unrelated to the operations of DeepTech or the Company.
(2) On February 26, 1998, Mr. Tatham exercised 1,343,749 warrants and 825,000 warrants to purchase a like amount of shares of Common Stock at $4.50 per share and $10.00 per share, respectively. On February 26, 1998, the Common Stock closed at $12.875 per share on NASDAQ.
(3) Represents options issued pursuant to DeepTech's equity incentive plan and unvested as of June 30, 1998, which options vest 25% annually beginning November 14, 1996. As a result of El Paso's acquisition of DeepTech, these options vested on August 14, 1998.

         The following table sets forth certain information regarding the outstanding options and warrants to purchase Tatham Offshore Common Stock held by the Named Officers at June 30, 1998.



                                                                          NUMBER OF                 VALUE OF UNEXERCISED
                                                                     UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS AT
                             SHARES ACQUIRED ON      VALUE         AT FISCAL YEAR-END (#)           FISCAL YEAR-END ($)
           NAME                 EXERCISE (#)      REALIZED ($)    EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
Antoine Gautreaux, Jr.                  --            --             25,000(1) /10,000(2)              --     /--

Dennis A. Kunetka                       --            --                  --   /100,000(3)             --     /--

Kenneth E. Beeney                       --            --                  --   /10,000(2)              --     /--

Edward J. Gibbon, Jr.                   --            --                  --   /10,000(2)              --     /--

Jeffrey K. Lucas                        --            --                  --   / 7,000(2)              --     /--



--------------
(1) Options granted pursuant to Tatham Offshore's Incentive Plan which are 100% vested.
(2) SARs granted pursuant to Tatham Offshore's Incentive Plan on October 21, 1996 which vest 1/3 each year beginning three years from the date of grant.
(3) Options granted pursuant to Tatham Offshore's Incentive Plan on January 15, 1998 which vest 25% each year beginning January 15, 1999.

                        REPORT ON EXECUTIVE COMPENSATION

         The Investment Plan Compensation Committee of the Board of Directors determines the compensation of the executive officers named in the Summary Compensation Table. The Investment Plan Compensation Committee has furnished the following report on executive compensation.

COMPENSATION PHILOSOPHY

         As members of the Investment Plan Compensation Committee, it is our duty to administer the executive compensation program for the Company. The Investment Plan Compensation Committee is responsible for establishing appropriate compensation goals for the executive officers of the Company, evaluating the performance of such executive officers in meeting such goals and making recommendations to the Board of Directors with regard to executive compensation.

         The Company's compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, achievement of specific operations, financial and strategic objectives and increases in stockholder value. The Investment Plan Compensation Committee regularly reviews the compensation packages of the Company's executive officers, taking into account factors which it considers relevant, such as business conditions within and outside the industry, the Company's financial performance, the market composition for executives of similar background and experience and the performance of the executive officer under consideration. The particular elements of the Company's compensation programs for executive officers are described below.

COMPENSATION STRUCTURE

         The executive base compensation for the executive officers of the Company named in the Summary Compensation Table is intended to be competitive with that paid in comparable situated industries, taking into account the scope of responsibilities and internal relationships. The goals of the Investment Plan Compensation Committee in establishing the Company's executive compensation program are:

                  (1) To fairly compensate the executive officers of the Company and its subsidiaries for their contributions to the Company's short-term and long-term performance. The elements of the Company's executive compensation program are (a) annual base salaries,
                           (b) annual bonuses and (c) equity incentives.

                  (2) To allow the Company to attract, motivate and retain the management personnel necessary to the Company's success by providing an executive compensation program comparable to that offered by companies with which the Company competes for management personnel.

         Individual's base salaries are determined by the Investment Plan Compensation Committee based on the scope of the executive's responsibilities, a subjective evaluation of the executive's performance and the length of time the executive has been in the position.

EXECUTIVE COMPENSATION DEDUCTIBILITY


         It is the Company's intent that amounts paid pursuant to the Company's compensation plans will generally be deductible compensation expenses. The Investment Plan Compensation Committee does not currently anticipate that the amount of compensation paid to executive officers will exceed the amounts specified as deductible pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

                             INVESTMENT PLAN COMPENSATION COMMITTEE
                             OF THE BOARD OF DIRECTORS

                                                               Phillip G. Clarke
                                                                  James G. Niven
                                                                Roger B. Vincent

INCENTIVE PLAN

         In 1995, Tatham Offshore adopted the Incentive Plan. The Incentive Plan was effected to provide Tatham Offshore with the ability of making a variety of awards pursuant to the Incentive Plan including stock options, restricted stock and stock value equivalent awards.

         Under the Incentive Plan, Tatham Offshore may grant to employees, consultants or agents of Tatham Offshore or any of its parents or subsidiaries one or more options (each, a "Stock Option") to purchase shares of Common Stock as hereinafter set forth. Stock Options granted under the Incentive Plan may be either incentive stock options ("Incentive Stock Options") within the meaning of
Section 422(b) of the Code, or options that do not qualify as Incentive Stock Options ("Non-Qualified Stock Options"). Pursuant to the Incentive Plan, Tatham Offshore may grant awards of Common Stock subject to restrictions on sale or other disposition of such shares ("Restricted Stock Grant"), and such other requirements as the Incentive Plan Compensation Committee deems appropriate including the requirement that such shares be forfeited upon termination of employment for certain reasons within a specified period of time. Pursuant to the Incentive Plan, Tatham Offshore may also grant rights to receive an amount equal to the fair market value of shares of Common Stock or rights to receive an amount equal to any appreciation or increase in the fair market value of Common Stock over a specified period of time (SARs). Stock Options, Restricted Stock Grants and SARs are referred to collectively herein as "Awards."

         Except with respect to outstanding Awards, and unless sooner terminated by action of Tatham Offshore's Board of Directors or the committee thereof charged with administration of the Incentive Plan, the Incentive Plan will terminate on December 31, 2005. The maximum number of shares of Common Stock with respect to which Awards may be granted under the Incentive Plan is 4,000,000.

         The Board of Directors may terminate or suspend the Incentive Plan (or any portion thereof) at any time with respect to any shares for which Awards have not previously been granted and remain outstanding. The Board of Directors has the right to alter or amend the Incentive Plan or any part thereof from time to time; provided, however, that no change in any Award theretofore granted may be made which would materially adversely affect the rights and obligations of the holder of any such Award without the written consent of such Incentive Plan participant; and provided, further, that the Board of Directors may not, without stockholder approval as required under the Incentive Plan, (i) materially increase the number of shares of Common Stock which may be issued under the Incentive Plan (other than in connection with adjustments permitted by the Incentive Plan), (ii) materially modify the requirements as to eligibility for participation in the Incentive Plan, (iii) materially increase the benefits accruing to participants under the Incentive Plan, or (iv) extend the termination date of the Incentive Plan. In addition, no amendment, suspension or termination can be adopted which would disqualify the Incentive Plan from (i) the exemption provided by Rule 16b-3, promulgated under the Exchange Act, or any successor rule or regulation to such Rule 16b-3, as such rule is applicable from time to time, or (ii) the benefits provided under Section 422 of the Code, or any successor thereto.

         The Incentive Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974, as amended, or the qualification requirements of Section 401 of the Code.

         The Incentive Plan is to be administered by the Incentive Plan Compensation Committee. Each member of the Incentive Plan Compensation Committee is a disinterested person within the meaning of Rule 16b-3 of the Exchange Act and qualifies as an "outside director", as such term is used for the purposes of
Section 162(m) of the Code and any rules and regulations promulgated thereunder.

         Subject to the provisions of the Incentive Plan, the Incentive Plan Compensation Committee has sole authority to select the individuals who are to be granted Awards from among those persons who are eligible and to determine the restrictions, terms and conditions of each Award granted under the Incentive Plan (subject to the terms of the Incentive Plan). The Incentive Plan Compensation Committee is authorized to interpret the Incentive Plan and may, from time to time, adopt, amend or rescind rules and regulations relating to the implementation, administration and maintenance of the Incentive Plan.

         Effective with the one-for-ten reverse stock split on November 13, 1997, each of the then outstanding Awards were adjusted to reflect the reverse stock split. A total of 181,500 Awards issued pursuant to the Incentive Plan are currently outstanding.

DIRECTOR PLAN

         In 1995, Tatham Offshore adopted the Director Plan. The purpose of the Director Plan is to allow Tatham Offshore to attract the best available individuals to serve as outside directors of Tatham Offshore.

         All non-employee directors of Tatham Offshore are eligible to participate in the Director Plan. The Director Plan provides for both automatic one time grants of Stock Options to Tatham Offshore's non-employee directors and for the issuance and exercise of Stock Options in lieu of standard cash director compensation upon the election of non-employee directors. All Stock Options granted under the Director Plan are Non-Qualified Stock Options.

         Except with respect to outstanding Stock Options, and unless sooner terminated by action of the Board of Directors, the Director Plan will terminate on December 31, 2005. The maximum number of shares of Common Stock with respect to which Stock Options may be granted under the Director Plan is 1,000,000, subject to adjustments for stock splits, stock dividends and certain other changes in capitalization.

         Under the Director Plan, grants of Stock Options to purchase 30,000 shares of Common Stock were automatically made to all non-employee directors of Tatham Offshore provided that such non-employee directors had not already received stock options to purchase 30,000 shares of Common Stock in connection with their service as a director of Tatham Offshore. In addition, after the effective date of the Director Plan, any newly elected non-employee director will automatically receive Stock Options to purchase 30,000 shares of Common Stock. The exercise price for the Stock Options to purchase 30,000 shares of Common Stock will be 100% of the fair market value of the Common Stock on the later to occur of (i) the effectiveness of the Director Plan, or (ii) the election of a participant as a Director of Tatham Offshore. The Stock Options issued pursuant to these provisions can be immediately exercisable and, unless terminated sooner in accordance with the Director Plan, shall expire on a date which is ten (10) years after the date of grant of the option.

         In connection with their agreements to serve on the Board of Directors, each of Messrs. Niven and Powell were originally granted stock options to purchase 30,000 shares of Common Stock of Tatham Offshore at $10.00 per share, the initial public offering price. Each of these stock options vested at the rate of 10,000 per year beginning June 30, 1995 and were subject to shareholder approval. During the year ended June 30, 1996, these stock options were canceled and Messrs. Niven and Powell were granted Stock Options to purchase 30,000 shares of Common Stock at $0.8125 per share pursuant to the Director Plan which included 10,000 Stock Options each, which vested immediately, and 10,000 Stock Options each, which vested annually on June 30, 1996 and 1997. In connection with his appointment to the Board, Mr. Vincent was issued Stock Options to purchase 30,000 shares of Common Stock at $0.8125 per share pursuant to the Director Plan. These Stock Options vest at the rate of 10,000 per year beginning January 31, 1997.

         In connection with his election to the Board of Directors in October 1996, Mr. Pollock was issued Stock Options to purchase 30,000 shares of Common Stock at $0.8125 per share. In her new role as a non-employee director on the Board of Directors, in October 1996, Ms. Walters was issued Stock Options to purchase 30,000 shares of Common Stock at $0.8125 per share. The Stock Options issued to Mr. Pollock and

Ms. Walters vest at the rate of 10,000 per year beginning October 21, 1997. On January 15, 1998, E. Lynn Hill, a director of the Company, was awarded options to purchase 15,000 shares of Common Stock at $3.00 per share which vested immediately. Effective with the one-for-ten reverse stock split on November 13, 1997, each of the then outstanding options issued under the Director Plan were adjusted to reflect the reverse stock split.


         The Board of Directors may terminate or suspend the Director Plan (or any portion thereof) at any time with respect to any shares for which Stock Options have not previously been granted and remain outstanding. The Board of Directors has the right to alter or amend the Director Plan or any part thereof from time to time; provided, however, that no change in any Stock Option theretofore granted may be made which would materially adversely affect the rights and obligations of the holder of any such Stock Option without the written consent of such Director Plan participant; and provided, further, that the Board of Directors may not, without stockholder approval as required under the Director Plan, (i) materially increase the number of shares of Common Stock which may be issued under the Director Plan (other than in connection with adjustments permitted by the Director Plan), (ii) materially modify the requirements as to eligibility for participation in the Director Plan, (iii) materially increase the benefits accruing to participants under the Director Plan, or (iv) extend the termination date of the Director Plan. In addition, no amendment, suspension or termination may be adopted which would disqualify the Director Plan from (i) the exemption provided by Rule 16b-3, promulgated under the Exchange Act, or any successor rule or regulation to such Rule 16b-3, as such rule is applicable from time to time, or (ii) the benefits provided under
Section 422 of the Code, or any successor thereto.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 15, 1998 the beneficial ownership of the outstanding Common Stock of Tatham Offshore by (i) each person who is known to Tatham Offshore to beneficially own more than 5% of the outstanding Common Stock of Tatham Offshore, (ii) each director and director nominee of Tatham Offshore, (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation") and (iv) all executive officers and directors of Tatham Offshore as a group.



                                    SHARES OF CLASS BENEFICIALLY OWNED(1)
                                    -------------------------------------
                                              TATHAM OFFSHORE
                                    -------------------------------------
                                              COMMON STOCK(2)
                                    -------------------------------------
                                         NUMBER            PERCENT
                                    --------------  ---------------------
Kenneth E. Beeney .................       8,500                *
Phillip G. Clarke .................       6,378                *
Antoine Gautreaux, Jr .............      25,000(3)             *
Edward J. Gibbon, Jr ..............         115                *
Dennis A. Kunetka .................       1,250                *
Jeffrey K. Lucas ..................      10,000                *
Clyde E. Nath .....................       8,458(4)             *
James G. Niven ....................       9,378(5)             *
Jonathan D. Pollock ...............       2,000(6)(9)          *
Thomas P. Tatham ..................     617,974(7)          2.3%
  7500 Chase Tower
  Houston, Texas 77002
Roger B. Vincent, Sr ..............       3,385(8)             *
Diana J. Walters ..................       4,500(9)             *
Tatham Brothers Securities, LLC ...  21,752,121(10)         80.4%(13)
  7500 Chase Tower
  Houston, Texas 77002
Elliott Associates, L.P. ..........   1,719,561(11)          6.2%
  712 5th Avenue, 36th Floor
  New York, New York 10019
Martley International, L.P. .......   1,719,561(11)          6.2%
  1086 Teaneck Road
  Teaneck, New Jersey 07666
Westgate International, L.P. ......   1,719,561(11)          6.2%
  c/o Midland Bank Trust
  Corporation (Cayman) Limited
  P.O. Box 1109, Mary Street
  Grand Cayman, Cayman Islands
  British West Indies
Lehman Commercial Paper, Inc ......   1,461,253              5.6%
  3 World Financial Center
  9th Floor
  New York, New York 10285
Executive officers and directors
  as a group (16 persons) .........     740,574(12)          2.8%



----------------
*Less than 1%.

(1) Shares of Common Stock that are not outstanding but that may be acquired by a person upon exercise of options or warrants within 60 days of the above date are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person. However, such shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

(2) Shares of Series A 12% Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"), Series B 8% Convertible Exchangeable Preferred Stock ("Series B Preferred Stock") and Series C 4% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") held by each named person are assumed converted into shares of Common Stock for the purpose of computing the number of shares of Common Stock beneficially owned by such person. Alternatively, each share of Series A, B and C Preferred Stock may be exchanged for four exchange warrants which are each exercisable to purchase one share of Common Stock at $6.53 per share. See "--Certain Relationships and Related Transactions--Convertible Exchangeable Preferred Stock."

(3)      Includes options to purchase 25,000 shares of Common Stock.

(4)      Includes options to purchase 3,000 shares of Common Stock.

(5)      Includes options to purchase 3,000 shares of Common Stock.


(6) Mr. Pollock is Portfolio Manager of Elliott Associates whose beneficial ownership of securities is shown elsewhere in this table. See footnote 10.

(7) Includes 437,909 shares assumed acquired as a result of conversion of 1,537,600 shares of Series A Preferred Stock into Common Stock. Also includes 1,705 shares assumed acquired as a result of conversion of 21,000 shares of Series C Preferred Stock into Common Stock. Mr. Tatham owns 9.1% of the Series A Preferred Stock outstanding.

(8) Includes 285 shares assumed acquired as a result of conversion of 1,000 shares of Series A Preferred Stock, which is less than 1% of the Series A Preferred Stock outstanding, into Common Stock. Also includes options to purchase 2,000 shares of Common Stock.

(9)      Includes options to purchase 2,000 shares of Common Stock.

(10) Includes 984,110 shares of Common Stock assumed acquired as a result of conversion of 3,455,444 shares of Series A Preferred Stock. Tatham Brothers Securities, LLC owns 20.4% of the Series A Preferred Stock outstanding.

(11) The total number of shares credited to each of Elliott Associates, a Delaware limited partnership, Westgate International, L.P., a Cayman Islands Limited Partnership ("Westgate") and Martley International, Inc., a Delaware corporation ("Martley") as beneficial ownership interest includes (a) 1,477,481 shares beneficially owned by Elliott Associates ("Elliott Shares") and (b) 242,080 shares beneficially owned by Westgate ("Westgate Shares"). The Westgate Shares are credited to Martley because Westgate and Martley share the power to vote, direct the vote of, and to dispose or direct the disposition of the Westgate Shares. The Westgate Shares are credited to Elliott Associates, the Elliott Shares credited to Westgate, and the Elliott Shares credited to Martley as a result of Elliott Associates, Martley and Westgate's actions as a shareholder group under Rule 13D-3 of the Exchange Act. The Elliott Shares include 1,477,481 shares that may be acquired by Elliott Associates by conversion of 5,187,784 shares of Series A Preferred Stock owned by Elliott Associates into Common Stock; the Westgate Shares include 242,080 shares of Common Stock that may be acquired by Westgate as a result of the conversion of 850,000 shares of Series A Preferred Stock owned by Westgate into Common Stock. Each of Elliott Associates, Westgate and Martley beneficially owns 35.7% of the Series A Preferred Stock outstanding.

(12) Includes 455,367 shares of Common Stock assumed acquired as a result of conversion of 1,598,900 shares of Series A Preferred Stock. Also includes 1,705 shares of Common Stock assumed acquired as a result of conversion of 21,000 shares of Series C Preferred Stock. Also includes options to purchase 38,000 shares of Common Stock. The executive officers and directors as a group beneficially own 9.5% of the Series A Preferred Stock outstanding.

   (13) Pursuant to a Pledge and Security Agreement dated as of August 14, 1998, Tatham Brothers, LLC pledged to Thomas P. Tatham all of the outstanding membership interests in Tatham Brothers Securities, LLC, as security for amounts owed by Tatham Brothers, LLC to Thomas P. Tatham pursuant to a promissory note dated August 14, 1998.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A discussion of certain agreements, arrangements and transactions between or among the Company, the Partnership, DeepTech and certain other related parties is summarized in the Company's "Notes to Consolidated Financial Statements -- Note 2 -- Recent Events", "-- Note 4 -- Oil and Gas Properties --", "-- Note 7 -- Related Party Transactions --" and "-- Note 11 -- Subsequent Events" located elsewhere in this Annual Report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires Tatham Offshore's officers and directors, and persons who beneficially own more than 10% of Common Stock ("10% Stockholders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission") and the regulations of the Securities and Exchange Commission require such officers, directors and 10% Stockholders to furnish the Company with copies of all such reports that they file. Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto provided to the Company, and certain written representations furnished to the Company, the Company believes that, during the fiscal year ended June 30, 1998, its executive officers, directors and greater than 10% beneficial owners complied with all applicable filing requirements.

COMPARATIVE STOCK PERFORMANCE

         As required by applicable rules of the Commission, the performance graph was prepared based upon the following assumptions:

         1. $100 was invested in Common Stock, the Standard & Poor's 500 Stock Index (the "S&P 500 Index") and the Dow Jones Oil -- Secondary Index (the "Peer Group") on February 9, 1994 (the date the Common Stock commenced trading on The Nasdaq National Market).

         2.   Dividends are reinvested on the ex-dividend dates.





                            COMPARATIVE TOTAL RETURNS

           TATHAM OFFSHORE, INC., THE S&P 500 INDEX AND THE PEER GROUP
            (PERFORMANCE RESULTS FEBRUARY 9, 1994 TO JUNE 30, 1998)



                        ----------------------------------------------------------------------------------------
                          9-FEB-94     30-JUN-94      30-JUN-95      30-JUN-96      30-JUNE-97      30-JUN-98
                        ----------------------------------------------------------------------------------------
TATHAM OFFSHORE              100.00       153.75          35.00           8.75            5.67           3.00
                        ----------------------------------------------------------------------------------------
S&P 500 INDEX                100.00        94.90         119.64         150.75          203.05         264.30
                        ----------------------------------------------------------------------------------------
PEER GROUP                   100.00        98.42         101.25         117.37          126.76         129.64
                        ----------------------------------------------------------------------------------------

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

             10.25**    First Amended and Restated Charter between RIGCO North
                        America, L.L.C. and Sedco Forex Division, Schlumberger
                        Technology Corporation dated November 29, 1996.

             10.26**    Second Amended and Restated Charter between RIGCO North
                        America, L.L.C. and Sedco Forex Division, Schlumberger
                        Technology Corporation dated August 14, 1997.

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

             10.28**    Global Amendment and Assignment and Acceptance dated
                        October 9, 1996 to the Credit Agreement among RIGCO
                        North America, L.L.C., Lehman Commercial Paper, Inc., as
                        Advisor, Syndication Agent and Arranger, Hibernia
                        National Bank, as Collateral and Documentation Agent and
                        BHF-Bank Aktrengesellschaft, as Administrative Agent.

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

             10.30**    Third Amendment dated May 13, 1997 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.31**    Fourth Amendment dated July 31, 1997 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.32**    Fifth Amendment dated June 16, 1998 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.33**    Sixth Amendment dated September 25, 1998 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.34**    Management Agreement dated June 16, 1998 between
                        DeepFlex Production Services, Inc. and RIGCO North
                        America, L.L.C.

             10.35** Restructuring Agreement dated September 22, 1997, between DeepTech and Tatham Offshore.

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

             21.1 **    List of Subsidiaries of Tatham Offshore, Inc.

             23.1 *     Consent of Independent Accountants,
                        PricewaterhouseCoopers LLP.

             24.1       Power of Attorney filed with Annual Report on
                        Form 10-K.


--------------------------

         *  Filed herewith
        **  Previously filed
        (b) Reports on Form 8-K.

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this First Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TATHAM OFFSHORE, INC.
                            (Registrant)

                            By: /s/ DENNIS A. KUNETKA
                               -------------------------------------------------
                               Dennis A. Kunetka
                               Chief Financial Officer, Senior Vice President and Secretary

                               October 23, 1998



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.


                    *                                        *
-------------------------------------------   ----------------------------------
Thomas P. Tatham, Chairman of the Board       Kenneth E. Beeney, Director
  and Chief Executive Officer                 October 23, 1998
October 23, 1998

/s/ DENNIS A. KUNETKA                                        *
-------------------------------------------   ----------------------------------
Dennis A. Kunetka, Chief Financial Officer,   Jonathan D. Pollock, Director
  Senior Vice President and Secretary         October 23, 1998
  (Principal Accounting Officer)
October 23, 1998

                    *                                        *
-------------------------------------------   ----------------------------------
Clyde E. Nath, Director                       Diana J. Walters, Director
October 23, 1998                              October 23, 1998

                    *                                        *
-------------------------------------------   ----------------------------------
Phillip G. Clarke, Director                   Roger B. Vincent, Sr., Director
October 23, 1998                              October 23, 1998

                    *
-------------------------------------------
James G. Niven, Director
October 23, 1998




*By: /s/ DENNIS A. KUNETKA
    ---------------------------------------
    Dennis A. Kunetka
    Attorney-in-Fact

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

             10.25**    First Amended and Restated Charter between RIGCO North
                        America, L.L.C. and Sedco Forex Division, Schlumberger
                        Technology Corporation dated November 29, 1996.

             10.26**    Second Amended and Restated Charter between RIGCO North
                        America, L.L.C. and Sedco Forex Division, Schlumberger
                        Technology Corporation dated August 14, 1997.

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

             10.28**    Global Amendment and Assignment and Acceptance dated
                        October 9, 1996 to the Credit Agreement among RIGCO
                        North America, L.L.C., Lehman Commercial Paper, Inc., as
                        Advisor, Syndication Agent and Arranger, Hibernia
                        National Bank, as Collateral and Documentation Agent and
                        BHF-Bank Aktrengesellschaft, as Administrative Agent.

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

             10.30**    Third Amendment dated May 13, 1997 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.31**    Fourth Amendment dated July 31, 1997 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.32**    Fifth Amendment dated June 16, 1998 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.33**    Sixth Amendment dated September 25, 1998 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.34**    Management Agreement dated June 16, 1998 between
                        DeepFlex Production Services, Inc. and RIGCO North
                        America, L.L.C.

             10.35** Restructuring Agreement dated September 22, 1997, between DeepTech and Tatham Offshore.

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

             21.1 **    List of Subsidiaries of Tatham Offshore, Inc.

             23.1 *     Consent of Independent Accountants,
                        PricewaterhouseCoopers LLP.

             24.1 Power of Attorney (included on the signature pages on this Annual Report on Form 10-K/A).


--------------------------

         *  Filed herewith
        **  Previously filed
        (b) Reports on Form 8-K.

            None.