Form 10-Q
period 1998-09-30
TATHAM OFFSHORE INC
filed 1998-11-16
CIK 913358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

         AS OF NOVEMBER 2, 1998, THERE WERE OUTSTANDING 26,074,321 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.

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

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of September 30, 1998 (unaudited) and June 30, 1998............3
     Unaudited Consolidated Statement of Operations for the Three Months
        Ended September 30, 1998 and 1997, respectively...........................................4
     Unaudited Consolidated Statement of Cash Flows for the Three Months
        Ended September 30, 1998 and 1997.........................................................5
     Consolidated Statement of Stockholders' Equity (Deficit) for the
        Three Months Ended September 30, 1998 (unaudited).........................................6
     Notes to Consolidated Financial Statements...................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
   ABOUT MARKET RISKS............................................................................16


PART II.   OTHER INFORMATION.....................................................................17

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

SIGNATURES ......................................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)



                                                                               September 30,     June 30,
                                                                                   1998            1998
                     ASSETS                                                     (unaudited)
Current assets:
    Cash and cash equivalents                                                     $   1,568      $   2,689
    Accounts receivable                                                               2,435          2,957
    Receivable from affiliates                                                           26            514
    Prepaid expenses                                                                    165            167
                                                                                  ---------      ---------
       Total current assets                                                           4,194          6,327
                                                                                  ---------      ---------

Property and equipment:
     Semisubmersible drilling rigs                                                  136,381        135,754
     Oil and gas properties, at cost, using successful efforts method                    --         26,762
                                                                                  ---------      ---------
                                                                                    136,381        162,516
     Less - accumulated depreciation, depletion, amortization and impairment          7,876         27,532
                                                                                  ---------      ---------
       Property and equipment, net                                                  128,505        134,984
                                                                                  ---------      ---------

Restricted cash                                                                       6,100             --
Deferred costs                                                                       11,746         11,529
Debt issue costs, net                                                                   549            578
                                                                                  ---------      ---------
       Total assets                                                               $ 151,094      $ 153,418
                                                                                  =========      =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                      $   1,542      $   3,812
    Notes payable to affiliates                                                      23,257         11,374
    Long term debt currently payable                                                 58,148         59,156
                                                                                  ---------      ---------
       Total current liabilities                                                     82,947         74,342
Other noncurrent liabilities                                                             --          3,416
                                                                                  ---------      ---------
                                                                                     82,947         77,758
                                                                                  ---------      ---------

Minority interests in consolidated subsidiary                                           250            250
                                                                                  ---------      ---------


Stockholders' equity (deficit) (Note 4):
    Preferred stock, $0.01 par value, 110,000,000 shares authorized as of
       September 30, 1998 and June 30, 1998, 17,299,717 and 17,960,732 shares issued and outstanding at September 30, 1998 and June 30, 1998,
       respectively                                                                     173            180
    Common stock, $0.01 par value, 250,000,000 shares authorized as of September 30, 1998 and June 30, 1998, 26,074,321 and
       30,001,026 shares issued and outstanding as of September 30,
       1998 and June 30, 1998, respectively                                             261            300
    Additional paid-in capital                                                      185,944        192,179
    Accumulated deficit                                                            (118,481)      (117,249)
                                                                                  ---------      ---------
                                                                                     67,897         75,410
                                                                                  ---------      ---------
       Total liabilities and stockholders' equity                                 $ 151,094      $ 153,418
                                                                                  =========      =========


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                 Three Months
                                                              Ended September 30,
                                                            ----------------------
                                                              1998          1997
Revenue:
    Drilling services                                       $ 12,100      $     --
                                                            --------      --------
                                                              12,100            --
                                                            --------      --------

Costs and expenses:
    Drilling operating expenses                                7,543            --
    Depreciation                                               1,383            --
    Management fee                                               155           264
    General and administrative expenses                        1,173            93
                                                            --------      --------
                                                              10,254           357
                                                            --------      --------

Operating income (loss)                                        1,846          (357)

Interest income                                                   32           102
Interest and other financing costs                            (2,329)           --
Interest expense and other financing costs - affiliates         (560)           --
                                                            --------      --------

Net loss from continuing operations                         $ (1,011)     $   (255)

Discontinued operations (Note 2)
    Loss from oil and gas operations                            (221)       (2,179)
                                                            --------      --------

Net loss                                                    $ (1,232)     $ (2,434)
                                                            --------      --------

Preferred stock dividends                                   $   (764)     $   (984)
                                                            --------      --------

Net loss allocable to common shareholders                   $ (1,996)     $ (3,418)
                                                            ========      ========

Weighted average number of shares                             28,080         2,741
                                                            ========      ========

Basic and diluted loss per common share
   from continuing operations (Note 5)                      $  (0.06)     $  (0.45)
                                                            ========      ========

Basic and diluted loss per common share
   from discontinued operations (Note 5)                    $  (0.01)     $  (0.80)
                                                            ========      ========

Basic and diluted loss per common share (Note 5)            $  (0.07)     $  (1.25)
                                                            ========      ========


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                Three Months
                                                                             Ended September 30,
                                                                             --------      --------
                                                                               1998          1997
Cash flows from operating activities:
     Net loss                                                                $ (1,232)     $ (2,434)
     Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
       Depreciation, depletion and amortization                                 1,641         1,485
       Amortization of debt issue costs                                           742            --
       Costs and expenses settled by issuance of common stock                      --           169
       Noncash interest expense                                                   444         1,709
       Changes in operating working capital:
         Decrease in accounts receivable                                          522            50
         Decrease in receivable from affiliates                                   488            30
         Decrease in prepaid expenses                                               2            --
         Increase (decrease) in accounts payable and accrued liabilities       (1,515)        2,511
         Increase (decrease) in accounts payable to affiliates                 (2,832)          301
                                                                             --------      --------
            Net cash provided by (used in) operating activities                (1,740)        3,821
                                                                             --------      --------

Cash flows from investing activities:
     Additions to oil and gas properties                                           --          (315)
     Additions to semisubmersible drilling rigs                                  (628)           --
     Deferred costs                                                              (217)       (3,414)
     Conveyance of oil and gas properties                                      (1,605)           --
                                                                             --------      --------
            Net cash used in investing activities                              (2,450)       (3,729)
                                                                             --------      --------

Cash flows from financing activities:
     Repayment of notes payable                                                (1,008)           --
     Proceeds from notes payable to affiliate                                  10,890            --
       Increase in restricted cash                                             (6,100)           --
     Debt issue costs                                                            (713)           --
                                                                             --------      --------
            Net cash provided by financing activities                           3,069            --
                                                                             --------      --------

Net (decrease) increase in cash and cash equivalents                           (1,121)           92
Cash and cash equivalents at beginning of year                                  2,689         7,887
                                                                             --------      --------
Cash and cash equivalents at end of period                                   $  1,568      $  7,979
                                                                             ========      ========

Supplemental disclosures to the Statement of Cash Flows - see Note 7.


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                           Preferred Stock            Common Stock
                                        ----------------------   ------------------------  Additional
                                        Number of                Number of                   paid-in     Accumulated
                                         Shares      Par value    Shares        Par value    capital       deficit      Total
                                        ---------    ---------   ---------      ---------  ----------    -----------  ---------
Balance, June 30, 1998                   17,961      $     180      30,001      $     300  $ 192,179      $(117,249)  $  75,410

Merger related transaction (See Note 2)    (661)     $      (7)     (3,927)     $     (39) $  (6,235)     $      --   $  (6,281)
(unaudited)

Net loss for the three months ended
  September 30, 1998 (unaudited)             --             --          --             --         --         (1,232)     (1,232)
                                         ------      ---------   ---------      ---------    -------      ---------   ---------

Balance, September 30, 1998 (unaudited)  17,300      $     173   $  26,074      $     261    185,944      $(118,481)  $  67,897
                                         ======      =========   =========      =========    =======      =========   =========



    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION:

Tatham Offshore, Inc. ("Tatham Offshore"), a Delaware corporation, is a diversified energy company currently pursuing, through its operating subsidiaries, energy related opportunities in Atlantic Canada, including offshore contract drilling services, substantial natural gas gathering and transmission facilities and related energy infrastructure. Historically, Tatham Offshore was engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf"). As of June 30, 1998, Tatham Offshore was an approximately 94%-owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company. In connection with the merger of DeepTech with a subsidiary of El Paso Energy Corporation ("El Paso Energy") and related transactions completed on or before August 14, 1998, (i) Tatham Offshore transferred its ownership of Tatham Offshore Development, Inc. ("Tatham Development"), a Delaware corporation and former wholly-owned subsidiary of Tatham Offshore which holds interests in the Ewing Bank Blocks 958, 959, 1002 and 1003, the Sunday Silence prospect, to DeepTech, (ii) Tatham Offshore conveyed its remaining oil and gas properties to Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), (iii) DeepTech contributed all of the outstanding shares of capital stock of DeepFlex Production Services, Inc. ("DeepFlex") to Tatham Offshore and (iv) DeepTech divested itself of its equity ownership interest in Tatham Offshore. DeepFlex, a Delaware corporation and wholly-owned subsidiary of Tatham Offshore, was formed in January 1995 and through its subsidiaries, focuses on the acquisition and deployment of semisubmersible drilling rigs for contract drilling. RIGCO North America, L.L.C. ("RIGCO") and FPS VI, L.L.C. ("FPS VI"), wholly-owned subsidiaries of DeepFlex, own interests in the FPS Laffit Pincay (the "Laffit Pincay") and the FPS Bill Shoemaker (the "Bill Shoemaker" and, together with the Laffit Pincay, the "Rigs"), both second generation semisubmersible drilling rigs.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the period covered by such statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1998.

NOTE 2 - RECENT EVENTS:

On February 27, 1998, DeepTech entered into an Agreement and Plan of Merger (the "Merger Agreement") with El Paso Natural Gas Company ("El Paso") and El Paso Acquisition Company ("El Paso Acquisition"), a wholly-owned subsidiary of El Paso, pursuant to which DeepTech would merge (the "Merger") with El Paso, or under certain circumstances, with El Paso Acquisition. Subsequently, DeepTech, El Paso and El Paso Acquisition executed Amendment No. 1 to the Merger Agreement (the "Amended Merger Agreement") with El Paso Energy to reflect El Paso's reorganization of its corporate structure. The holders of a majority of DeepTech's common stock approved the Amended Merger Agreement on July 19, 1998. Pursuant to the Amended Merger Agreement, DeepTech merged with El Paso Acquisition on August 14, 1998.

As a result of the Merger and related transactions, some of the assets of Tatham Offshore and DeepTech were restructured so that DeepFlex became a wholly-owned subsidiary of Tatham Offshore and Tatham Offshore transferred its interest in the Sunday Silence prospect to DeepTech. Pursuant to the Redemption Agreement (discussed below), Tatham Offshore agreed to transfer all of its remaining assets located in the Gulf to the Partnership, a former affiliate. As such, all of the Company's oil and gas operations in the Gulf are reflected as discontinued operations in the financial statements. Further, DeepTech divested itself of its equity ownership interest

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

in Tatham Offshore by offering all of the shares of Tatham Offshore common stock and Series A Preferred Stock held by DeepTech to the stockholders of DeepTech in a Rights Offering (discussed below).

On August 14, 1998, Tatham Offshore transferred its remaining assets located in the Gulf to the Partnership in exchange for Tatham Offshore's Series B 9% Convertible Preferred Stock (the "Senior Preferred Stock") which was owned by the Partnership (the "Redemption Agreement"). Under the terms of the Redemption Agreement, the Partnership exchanged 7,500 shares of Senior Preferred Stock and all related accrued and unpaid dividends due to the Partnership as of the date of the exchange for 100% of Tatham Offshore's right, title and interest in and to Viosca Knoll Blocks 772, 773, 774, 817, 818 and 861 (subject to an existing production payment obligation), West Delta Block 35, Ewing Bank Blocks 871, 914, 915 and 916 and the platform located on Ship Shoal Block 331. At the closing, Tatham Offshore paid the Partnership $1,605,000, the amount related to the net cash generated from such properties from January 1, 1998 through August 14, 1998. In addition, the Partnership assumed all abandonment and restoration obligations associated with the platform and leases. At the closing of the Redemption Agreement on August 14, 1998, the management fees charged to Tatham Offshore by DeepTech were reduced by 50% effective retroactively to January 1, 1998 and the balance of $1,405,000 owed to DeepTech was paid. As of August 14, 1998, DeepTech no longer operates Tatham Offshore under a management agreement. Tatham Offshore has hired a management team and support personnel required to conduct its contract drilling services business and implement its Atlantic Canada strategy.

On July 16, 1998, the Commission declared effective Tatham Offshore's Registration Statement on Form S-1 relating to the offering of rights to the DeepTech stockholders to purchase DeepTech's 28,073,450 shares of Tatham Offshore common stock and 4,670,957 shares of Tatham Offshore's Series A Preferred Stock (the "Rights Offering"). As a result of the Rights Offering, unaffiliated parties purchased 3,378,693 shares of common stock and 562,148 shares of Series A Preferred Stock. Tatham Brothers Securities, LLC ("TB Securities"), an affiliate of Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of Tatham Offshore and DeepFlex, purchased 20,768,011 shares of common stock and 3,455,444 shares of Series A Preferred Stock which resulted in DeepTech receiving net proceeds from the Rights Offering of $75.0 million. In exchange for committing to purchase a specified portion of the stock underlying any unexercised Rights, TB Securities received a fee of $6.9 million. In connection with the Rights Offering, Tatham Offshore purchased and cancelled all of the shares of Common Stock and Series A Preferred Stock that were not acquired by the holders of Rights or TB Securities in the Rights Offering, 3,926,746 shares and 653,365 shares, respectively, and the proceeds from such purchase by Tatham Offshore were contributed by DeepTech to Tatham Offshore. DeepTech no longer owns any of Tatham Offshore's capital stock as a result of the Rights Offering.

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

NOTE 3 - RELATED PARTY TRANSACTIONS:

Management Agreement

The management agreement between Tatham Offshore and DeepTech provided for an annual management fee which was intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to the Company. Effective July 1, 1997, the management agreement was amended to provide for an annual management fee of 26% of DeepTech's overhead expenses. During the three months ended September 30, 1998, DeepTech charged Tatham Offshore $310,000 under this agreement. The management agreement was terminated August 14, 1998.

Notes Payable to Affiliates

Tatham Offshore is a guarantor of a $5.0 million loan from NationsBank, N.A. to Tatham Brothers, LLC ("Tatham Brothers") which proceeds were loaned to DeepFlex to fund certain improvements to the Rigs. The loan bears interest at the Prime Rate plus 1 1/2% per annum and is due on January 19, 1999. The loan from Tatham Brothers to DeepFlex, plus accrued interest, was included as a part of the short term financing arrangement discussed below.

In connection with the Merger, the Company entered into a $22.9 million short term financing arrangement with Tatham Brothers to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the Redemption Agreement with the Partnership, (ii) pay $1.4 million to DeepTech in connection with the Management Agreement between Tatham Offshore and DeepTech,
(iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the short term financing. Tatham Brothers is an affiliate of Thomas P. Tatham and the parent company of TB Securities. The short term financing bears interest at the rate of 12% per annum and is due on January 15, 1999. It is secured by a pledge of DeepFlex of its interest in a certain payment-in-kind Subordinated Promissory
Note issued by RIGCO North America, L.L.C. and FPS V, Inc., both subsidiaries of the Company, which has a current outstanding balance of approximately $71.9 million.

The Standby Agreement (the "Standby Agreement"), dated as of February 27, 1998, was executed in connection with the Merger and related transactions and is by and among Tatham Offshore, DeepTech, Mr. Thomas P. Tatham and El Paso. Pursuant to the Standby Agreement, to the extent that any of the Company's Common Stock or Series A Preferred Stock was not subscribed for by holders of DeepTech common stock in the Rights Offering, Tatham Brothers committed to purchase such number of unsubscribed shares in order for DeepTech to receive net proceeds from the Rights Offering of not less than $75 million (the "Standby Commitment"). In addition, Tatham Brothers had the right to purchase any shares which DeepTech held after the Rights Offering and the satisfaction of the Standby Commitment. Mr. Tatham unconditionally guaranteed Tatham Brothers' performance of the Standby Commitment, which guarantee was backed by a letter of credit from NationsBank, N.A. In consideration of Mr. Tatham's guarantee of the Standby Commitment, under the terms of a Repayment Agreement between Mr. Tatham and Tatham Brothers, dated February 27, 1998, (i) Tatham Brothers granted to Mr. Tatham an option to purchase up to a one-third membership interest in Tatham Brothers for $1,000 through the issuance of new membership units, and (ii) Mr. Tatham had the right, but not the obligation, to lend to Tatham Brothers all sums necessary for Tatham Brothers to fulfill its obligations under the Standby Commitment.

Pursuant to the Purchase Commitment Agreement, dated as of February 27, 1998 by and between Tatham Brothers and Tatham Offshore, in consideration of the Standby Commitment, the Company agreed to pay to Tatham Brothers a fee ranging from $5.8 million to $7.5 million depending upon the date of closing of the Rights Offering. Such fee was payable by the Company in cash, or at Tatham Brothers' election in shares of Tatham Offshore Common Stock. Tatham Brothers elected to take cash.

Subsequent to executing the Standby Agreement and the Purchase Commitment Agreement, Tatham Brothers and TB Securities entered into a Contribution, Assignment and Assumption Agreement pursuant to which, in exchange for certain consideration, Tatham Brothers assigned all of its rights and interest under the Standby Agreement and the Purchase Commitment Agreement to TB Securities. See Notes 1 and 2 for additional related party transactions completed in connection with the Merger.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' EQUITY:

The following table summarizes Tatham Offshore's outstanding equity as of September 30, 1998:

                                                                                                          Conversion/
                                 Shares              Liquidation        Dividend         Dividends         Exchange
         Equity               Outstanding (a)        Preference           Rate          In Arrears         Features
Series A Preferred Stock (b)   16,904,133 (d)      $1.50 per share            12%     $  6,846,000          (b)(c)
Series B Preferred Stock           74,379          $1.00 per share             8%     $     12,000          (b)(c)
Series C Preferred Stock          321,205          $0.50 per share             4%     $     11,000          (b)(c)
Common Stock                   26,074,321 (d)             N/A                 --                --            --

(a) In March 1998, Tatham Offshore eliminated its 9% Senior Convertible Preferred Stock and replaced this stock with Series B 9% Senior Convertible Preferred Stock ("Senior Preferred Stock"). The Senior Preferred Stock was convertible into Series A Preferred Stock using a conversion ratio equal to (i) the liquidation preference amount plus accumulated unpaid dividends divided by (ii) $0.9375, the closing price of the Series A Preferred Stock on February 27, 1998. Each share of the Senior Preferred Stock was senior to all other classes of Tatham Offshore preferred and common stock in the case of liquidation, dissolution or winding up of Tatham Offshore. The Partnership held all outstanding shares. In connection with the Redemption Agreement, the Senior Preferred Stock and all related unpaid dividends was redeemed in full in connection with the Merger. See Note 2.
(b) At any time until December 31, 1998, each share may be exchanged for 0.4 Exchange Warrants. Each full Exchange Warrant entitles the holder thereof to purchase one share of Tatham Offshore common stock at $6.53 per share. The Exchange Warrants expire on July 1, 1999. Alternatively, at any time, the holder of any shares may convert the liquidation value and unpaid dividends into shares of Tatham Offshore common stock at $6.53 per share.
(c)   Redeemable at the option of Tatham Offshore on or after July 1, 1997.
(d) In connection with the Rights Offering, Tatham Offshore purchased and cancelled all of the shares of Common Stock and Series A Preferred Stock that were not acquired by the holders of Rights or TB Securities in the Rights Offering, 3,926,746 shares and 653,365 shares, respectively, and the proceeds from such purchase by Tatham Offshore were contributed by DeepTech to Tatham Offshore.

NOTE 5 - EARNINGS PER SHARE:

During the three months ended September 30, 1998, Tatham Offshore adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 establishes new guidelines for computing earnings per share ("EPS") and requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128.

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

NOTE 7 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

Cash paid, net of amounts capitalized

                                                              Three Months Ended September 30,
                                                              --------------------------------
                                                                   1998               1997
                                                                         (in thousands)
         Interest                                               $   1,700           $      --
         Taxes                                                  $      --           $      --

Supplemental Disclosures of Noncash Investing and Financing Activities


                                                              Three Months Ended September 30,
                                                              --------------------------------
                                                                   1998               1997
                                                                         (in thousands)

         Debt issued to refinance accounts payable
           to affiliates                                        $   5,153           $      --
         Senior Preferred Stock redeemed under
           the Redemption Agreement                             $   7,500           $      --
         Debt issued to finance Rights Offering                 $   6,923           $      --



As discussed in Note 2, Tatham conveyed its remaining oil and gas assets to the Partnership per the Redemption Agreement. The assets and liabilities conveyed were as follows (in thousands):

         Cash                                                   $  (1,605)
         Oil and gas properties, net                               (5,466)
         Accounts payable                                             755
         Accounts payable to DeepTech                               1,062
         Accounts payable to the Partnership                        2,480
         Other noncurrent liabilities                               3,416
                                                                ---------
              Increase in paid in capital                       $     642
                                                                =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1. "Consolidated Financial Statements" and is intended to assist in the understanding of the Company's financial condition and results of operations for the three months ended September 30, 1998.

GENERAL

Tatham Offshore is an independent energy company currently pursuing energy related opportunities in Atlantic Canada, including offshore contract drilling services, the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments. Historically, Tatham Offshore has been in the oil and gas exploration and development business, primarily in the Gulf. The Company has refocused its business from the oil and gas exploration and production business in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada with an initial emphasis on the offshore contract drilling business. Accordingly, in connection with DeepTech's merger (the "Merger") with a subsidiary of El Paso completed on August 14, 1998, Tatham Offshore (i) transferred its ownership of Tatham Development, which owns oil and gas producing properties, to DeepTech and its remaining oil and gas properties to the Partnership, and (ii) acquired from DeepTech ownership of DeepFlex and therefore the Laffit Pincay and the Bill Shoemaker. The Company's oil and gas operations in the Gulf are reflected as discontinued operations in the financial statements.

Unless otherwise indicated, (i) all current and prospective information gives effect to the Merger and related transactions completed on or before August 14, 1998, including the disposition of all of Tatham Offshore's exploration and production assets located in the Gulf, the related retirement of certain amounts of Tatham Offshore's Preferred Stock, the contribution to Tatham Offshore of two semisubmersible drilling rigs, and the assumption of certain debt, (ii) all references to "Tatham Offshore" are to Tatham Offshore, Inc. and its subsidiaries, (iii) all references to the "Company" are to Tatham Offshore, Inc. and its subsidiaries and DeepFlex Production Services, Inc. and its subsidiaries ("DeepFlex"), and (iv) all financial information and per share data gives effect to the one for ten reverse stock split Tatham Offshore completed on November 24, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenue from drilling services totaled $12.1 million for the three months ended September 30, 1998. During this period, the Bill Shoemaker generated a total of $10.0 million in revenue and the Laffit Pincay generated a total of $2.1 million in revenue. No drilling service revenue was recorded by the Company for the period ending September 30, 1997 since the Company did not own the Rigs during that period.

Operating expenses for the three months ended September 30, 1998 totaled $7.5 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $3.8 million and the Laffit Pincay's operating expenses totaled $3.7 million. No operating expense for the Rigs was recorded by the Company for the period ending September 30, 1997 since the Company did not own the Rigs during that period.

Depreciation expense totaled $1.4 million for the period ending September 30, 1998. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $0.9 million and $0.5 million, respectively. No depreciation expense relating to the Rigs was recorded during the period ending September 30, 1997 since the Company did not own the Rigs during that period.

General and administrative expense totaled $1.3 million for the three months ending September 30, 1998 as compared to $0.4 million for the three months ending September 30, 1997. General and administrative expense includes staff and overhead costs allocated to the Company under a management agreement with DeepTech of $0.2 million and $0.3 million for the three months ended September 30, 1998 and 1997, respectively. In connection with the Merger, the management agreement between the Company and DeepTech was terminated on August 14, 1998. General and administrative expense for the three months ending September 30, 1998 includes staff and overhead costs for the operation of the marine services and Atlantic Canada businesses whereas general and administrative costs for the three months ended September 30, 1997 include costs relative to the Atlantic Canada business only.

General and administrative costs attributable to discontinued operations totaled $0.3 million and $1.1 million for the three months ending September 30, 1998 and 1997, respectively.

Operating income for the three months ended September 30, 1998 totaled $1.8 million as compared to an operating loss of $0.4 million for the three months ended September 30, 1997. The change was due to the items discussed above.

Interest income totaled $32,000 for the three months ended September 30, 1998 as compared with $102,000 for the three months ended September 30, 1997 and included interest income from available cash.

Interest expense for the three months ended September 30, 1998 totaled $2.9 million. For the three months ended September 30, 1998, interest expense relating to the RIGCO Credit Facility totaled $2.3 million and interest expense relating to borrowings from Tatham Brothers totaled $0.6 million. For the three months ended September 30, 1997, $1.7 million of interest expense related to borrowings under the Subordinated Notes held by DeepTech is included in the loss from discontinued operations.

As a result of transferring all of its oil and gas properties in the Gulf to DeepTech and the Partnership in connection with the Merger, the Company reported a net loss from discontinued operations of $0.2 million for the three months ended September 30, 1998 as compared with a net loss from discontinued operations of $2.2 million for the three month period ended September 30, 1997. During the period from July 1, 1998 through August 14, 1998, the Company sold 479 million cubic feet ("MMcf") of natural gas and 1,200 barrels of oil at average prices of $1.86 per thousand cubic feet ("Mcf") of natural gas and $7.13 per barrel of oil, respectively. During the three months ended September 30, 1997, the Company sold 1,539 MMcf of natural gas and 8,855 barrels of oil at average prices of $2.36 per Mcf and $17.54 per barrel, respectively.

Tatham Offshore eliminated all of its Senior Preferred Stock and the associated preferred stock dividends in arrears as a result of the Redemption Agreement and repurchased and cancelled 653,365 shares of its Series A Preferred Stock in connection with the Rights Offering. Tatham Offshore's remaining preferred stock dividends totaled $0.8 million for the three months ended September 30, 1998 as compared with $1.0 million for the three months ended September 30, 1997. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the three months ended September 30, 1998 was $2.0 million, or $0.07 per share, as compared with a net loss allocable to common shareholders for the three months ended September 30, 1997 of $3.4 million, or $1.25 per share. The net loss per share calculation for the period ended September 30, 1997 has been adjusted to reflect the one-for-ten reverse stock split that was completed in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's exploration and production activities have generated and utilized substantially all of the operating cash flow. Prospectively, the Company's contract drilling activities are expected to generate and utilize substantially all of the operating cash flow, at least during the near term. See "-- Liquidity Outlook."

Sources of Cash. Effective with the Merger transactions, the Company transferred all of its oil and gas properties in the Gulf to DeepTech and the Partnership. The Company expects to be dependent upon cash on hand and cash generated from its drilling services operations to pay its operating expenses, service its debt and satisfy its other obligations. However, as described below, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements to allow the Company to implement its business strategy in Atlantic Canada. If either of the Rigs is not employed for any extended period of time, the absence of associated revenues may have a material adverse effect on the Company, including limiting the Company's ability to raise capital from external sources. The Laffit Pincay has not been employed since mid-August 1998. See "--Uses of Cash" and "--Liquidity Outlook."

Uses of Cash. The Company expects that its primary uses of cash will consist of
(i) scheduled interest payments on the Credit Facility (as defined below), (ii) amounts necessary to fund capital expenditures related to the Rigs that are not funded by customers, (iii) amounts necessary to staff and maintain the Rigs while they are not under contract, and (iv) amounts necessary to pay general and administrative and other operational expenses. In addition, the Company will use available cash to fund the pursuit of its business strategy in Atlantic Canada. Such uses will include funding initial expenditures related to the North Atlantic Partners pipeline project, the remainder of the Company's Atlantic Canada strategy and any of the Company's other potential capital expenditures.

At the current interest rate of 11%, scheduled interest payments on the Credit Facility are approximately $1.6 million per quarter.

Oil prices have declined substantially during 1998, which has caused the demand for drilling rigs to decline. The Laffit Pincay does not have a current drilling contract and has been warm-stacked in Grand Isle Block 71, offshore Louisiana since mid-August 1998. In addition to the Laffit Pincay, there are several similarly equipped semisubmersibles currently deployed in the Gulf that do not have current drilling contracts or commitments. Cash costs to warm-stack the Laffit Pincay are approximately $600,000 per month. Although the Laffit Pincay is currently being marketed, there can be no assurances as to when a drilling contract for the Laffit Pincay will be secured or to the term of such contract.

North Atlantic Partners is the sponsor of a proposal to construct a natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. As of September 30, 1998, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic Partners, has incurred $11.7 million in developmental costs in connection with such project and related infrastructure projects. The Company anticipates that the ultimate capital costs of the pipeline and related projects, if approved, could be in excess of several billion dollars. The Company plans to secure joint venture partners and obtain debt and/or equity financing to satisfy the capital requirements for the Atlantic Canada projects, as required.

Liquidity Outlook. The Company intends to fund its immediate cash requirements with cash on hand and cash from its drilling services operations. At September 30, 1998, the Company had $1.6 million of cash and cash equivalents. In addition, the Company has $6.1 million in restricted cash that has been posted to secure a letter of credit of a like amount. Both El Paso Energy and the Company were required to post letters of credit in connection with certain Merger related agreements.

On September 30, 1996, a subsidiary of DeepFlex entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Bill Shoemaker, to fund significant upgrades to the Bill Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the Bill Shoemaker. The Credit Facility
(i) matures on March 31, 1999, (ii) bears interest at the Prime Rate plus 3% per annum (11.0% at September 30, 1998), payable quarterly, (iii) is secured by the two semisubmersible drilling rigs and all of the related assets, (iv) required a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning on December 31, 1996 and ending on September 30, 1998, (v) provided the Lenders warrants to acquire a 5% minority equity interest in the subsidiaries which own the Rigs, and (vi) is subject to customary conditions and covenants, including the maintenance of a minimum level of working capital. As of September 30, 1998, amounts outstanding under the Credit Facility totaled $58.1 million. On September 25, 1998, the parties to the Credit Facility amended the agreement to (i) extend the maturity date to March 31, 1999, (ii) waive all principal payments until the maturity date, and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to March 31, 1999. The Company paid a total of 0.5% of the outstanding principal balance to the lenders in connection with the amendment. Management believes it will be able to refinance the Credit Facility upon its maturity.

Tatham Offshore is a guarantor of a $5.0 million loan from NationsBank, N.A. to Tatham Brothers, which proceeds were loaned to DeepFlex to fund certain improvements to the Rigs. The loan bears interest at the Prime Rate plus 1 1/2% per annum and is due on January 19, 1999. The loan from Tatham Brothers to DeepFlex, plus accrued interest, was included as a part of the short term financing arrangement discussed below.

In connection with the Merger, the Company entered into a $22.9 million short term financing arrangement with Tatham Brothers to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the Redemption Agreement with the Partnership, (ii) pay $1.4 million to DeepTech in connection with the Management Agreement between Tatham Offshore and DeepTech,
(iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the short term financing. Tatham Brothers is an affiliate of Thomas P. Tatham and the parent company of TB Securities. The short term financing bears interest at the rate of 12% per annum and is due on January 15, 1999. It is secured by a pledge of DeepFlex of its interest in a certain payment-in-kind Subordinated Promissory
Note issued by

RIGCO North America, L.L.C. and FPS V, Inc., both subsidiaries of the Company, which has a current outstanding balance of approximately $71.9 million. The Company anticipates that it will refinance the short term financing with Tatham Brothers upon its maturity or pay off the facility with proceeds from the refinancing of the Credit Facility discussed above.

On September 15, 1998, a draw of $1.4 million was made on the above-mentioned letter of credit by DeepTech to fund certain tax liabilities incurred in connection with the Merger.

The Bill Shoemaker is currently under contract to Shell Offshore Inc. ("Shell") in the Gulf. The contract with Shell extends through at least January 1999. Following the drilling activities for Shell, the Bill Shoemaker is under contract to be mobilized to the Grand Banks area in Atlantic Canada to conduct a two-well program (with three options permitting up to seven additional wells) at predetermined rates for Husky Oil Operations Limited. Management believes that revenue from the Bill Shoemaker contracts will provide sufficient liquidity to permit the Company to pay (i) its operating expenses on both the Bill Shoemaker and the Laffit Pincay, (ii) its general and administrative costs and (iii) its cash interest expense requirements under the Credit Facility. Until such time as the Laffit Pincay is generating operating revenue, additional capital expenditures will need to be funded by customers or other third party sources.

The Company is refocusing its business from the development, exploration and production of oil and gas in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada with initial emphasis on the offshore contract drilling business. The Company believes that the Atlantic Canada region offers significant investment opportunities and the Company plans to expand the number of drilling rigs it will own as well as diversify its business to include the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments. The Company has incurred approximately $11.7 million in costs associated with its Atlantic Canada strategy.

The ability of the Company to satisfy its future capital needs with respect to its planned Atlantic Canada strategy, particularly its ability to obtain regulatory approval and financing for the North Atlantic Partners pipeline project, will depend upon its ability to raise substantial amounts of additional capital and to implement its business strategy successfully. With respect to the Company's Atlantic Canada strategy, (i) the Company does not currently possess the capital necessary to implement its business strategy completely and there can be no assurances that the Company will be able to obtain sufficient capital for any or all of the projects, (ii) there can be no assurances that these projects and other opportunities will prove to be economical or that they will occur, and (iii) many of these projects will require governmental approvals, almost all of which the Company has yet to receive. Moreover, if there are developments that the Company determines to be indicative of a lack of reasonable opportunity to realize benefits for the Company's stockholders, then the Company will pursue other opportunities, wherever located, as the Company determines to be in the Company's best interests.

Tatham Offshore has never declared or paid dividends on its common or preferred stock. Tatham Offshore expects to retain all available earnings generated by its operations for the growth and development of its business.

Year 2000. The year 2000 issue is the result of computer programs that were written using two digits rather than four to define the year. The Company believes that substantially all of its information technology software and equipment are year 2000 compliant and that this problem will have no affect on the Company's internal operations. The Company believes that the costs relating to the assessment of the year 2000 issue will be de minimus. Although the Company intends to interact only with those third parties that have year 2000 compliant computer systems, it is impossible for the Company to monitor all such systems. The Company has initiated discussions with the operator of the Bill Shoemaker and Laffit Pincay and based on initial discussions, believes that there will be no disruption in the operation of its drilling rigs as a result of the year 2000 issue. Currently, the Company has no information concerning the year 2000 compliance status of its customers and vendors. There can be no assurances that such systems will not have a material adverse impact on the Company's business and operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to some market risk due to the floating interest rate under the Credit Facility. See "Item 2--Liquidity Outlook." Under the Credit Facility, the remaining principal is due on March 31, 1999 along with the final interest payment. On September 30, 1998, the Credit Facility had a principal balance of $58,148,000 and an interest rate based on the prime rate plus 3% (11% at September 30, 1998). A 1 1/2% increase in interest rates could result in a $875,000 annual increase in interest expense on the existing principal balance.

On April 3, 1997, RIGCO entered into an interest rate cap agreement with Citibank, N.A., which covered $36.5 million of the principal amount under the Credit Facility and provided a maximum fixed effective interest rate of 11.74%. This cap agreement terminated on September 30, 1998.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.45 Promissory Note from Tatham Offshore, Inc. to Tatham Brothers, LLC for $22,889,102 dated August 14, 1998.

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 28, 1998, regarding the change in control of Tatham Offshore, Inc. and acquisition and disposition of assets described in "Item 2--General."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TATHAM OFFSHORE, INC.


  Date: November 16, 1998            By: /s/ DENNIS A. KUNETKA
        -----------------                ---------------------------------------
                                         Dennis A. Kunetka
                                         Chief Financial Officer and Secretary
                                         (Signing on behalf of the Registrant
                                         and as Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number         Description
-------        ----------
  10.45        Promissory Note from Tatham Offshore, Inc. to Tatham Brothers,
               LLC for $22,889,102 dated August 14, 1998.

  27.1         Financial Data Schedule