Form 10-Q
period 1998-12-31
TATHAM OFFSHORE INC
filed 1999-02-12
CIK 913358

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

         AS OF FEBRUARY 10, 1999, THERE WERE OUTSTANDING 26,074,321 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.



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

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of December 31, 1998 (unaudited) and June 30, 1998.............3
     Unaudited Consolidated Statement of Operations for the Three and Six Months
        Ended December 31, 1998 and 1997, respectively............................................4
     Unaudited Consolidated Statement of Cash Flows for the Six Months
        Ended December 31, 1998 and 1997..........................................................5
     Consolidated Statement of Stockholders' Equity for the Six Months
        Ended December 31, 1998 (unaudited).......................................................6
     Notes to Consolidated Financial Statements...................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
   ABOUT MARKET RISKS............................................................................18


PART II.   OTHER INFORMATION.....................................................................19

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES ......................................................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)


                                                                                     December 31,       June 30,
                                                                                         1998             1998
                     ASSETS                                                           (unaudited)
Current assets:
    Cash and cash equivalents                                                        $        915      $      2,689
    Accounts receivable                                                                     4,375             2,957
    Receivable from affiliates                                                                 --               514
    Prepaid expenses                                                                          152               167
                                                                                     ------------      ------------
       Total current assets                                                                 5,442             6,327
                                                                                     ------------      ------------

Property and equipment:
     Semisubmersible drilling rigs                                                        141,849           135,754
     Oil and gas properties, at cost, using successful efforts method                          --            26,762
                                                                                     ------------      ------------
                                                                                          141,849           162,516
     Less - accumulated depreciation, depletion, amortization and impairment                9,267            27,532
                                                                                     ------------      ------------
       Property and equipment, net                                                        132,582           134,984
                                                                                     ------------      ------------

Restricted cash                                                                             6,270                --
Deferred costs                                                                             11,862            11,529
Debt issue costs, net                                                                         158               578
                                                                                     ------------      ------------
       Total assets                                                                  $    156,314      $    153,418
                                                                                     ============      ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                         $      6,171      $      3,812
    Notes payable to affiliates                                                            23,981            11,374
    Long term debt currently payable                                                       58,148            59,156
                                                                                     ------------      ------------
       Total current liabilities                                                           88,300            74,342
Other noncurrent liabilities                                                                   --             3,416
                                                                                     ------------      ------------
                                                                                           88,300            77,758
                                                                                     ------------      ------------

Minority interests in consolidated subsidiary                                                 250               250
                                                                                     ------------      ------------


Stockholders' equity (Note 4):
    Preferred stock, $0.01 par value, 110,000,000 shares
       authorized as of December 31, 1998 and June 30, 1998,
       17,299,717 and 17,960,732 shares issued and outstanding
       at December 31, 1998 and June 30, 1998, respectively                                   173               180
    Common stock, $0.01 par value, 250,000,000 shares
       authorized as of December 31, 1998 and June 30, 1998,
       26,074,321 and 30,001,026 shares issued and outstanding
       as of December 31, 1998 and June 30, 1998, respectively                                261               300
    Additional paid-in capital                                                            185,944           192,179
    Accumulated deficit                                                                  (118,614)         (117,249)
                                                                                     ------------      ------------
                                                                                           67,764            75,410
                                                                                     ------------      ------------
       Total liabilities and stockholders' equity                                    $    156,314      $    153,418
                                                                                     ============      ============


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                        Three Months                    Six Months
                                                                     Ended December 31,              Ended December 31,
                                                                 --------------------------      --------------------------
                                                                     1998           1997             1998           1997
Revenue:
    Drilling services                                            $   10,177      $       --      $   22,277      $       --
                                                                 ----------      ----------      ----------      ----------
                                                                     10,177              --          22,277              --
                                                                 ----------      ----------      ----------      ----------

Costs and expenses:
    Drilling operating expenses                                       4,386              --          11,929              --
    Depreciation                                                      1,390              --           2,773              --
    Management fee                                                       --              50             155             314
    General and administrative expenses                               1,867              38           3,040             131
                                                                 ----------      ----------      ----------      ----------
                                                                      7,643              88          17,897             445
                                                                 ----------      ----------      ----------      ----------

Operating income (loss)                                               2,534             (88)          4,380            (445)

Interest income                                                          17              76              49             178
Interest and other financing costs                                   (1,732)             --          (4,061)             --
Interest expense and other financing costs - affiliates                (952)             --          (1,512)             --
                                                                 ----------      ----------      ----------      ----------

Net loss from continuing operations                                    (133)            (12)         (1,144)           (267)

Discontinued operations (Note 2)
    Loss from oil and gas operations                                     --             (63)           (221)         (2,243)
                                                                 ----------      ----------      ----------      ----------

Net loss                                                               (133)            (75)         (1,365)         (2,510)

Preferred stock dividends                                              (764)           (982)         (1,528)         (1,965)
                                                                 ----------      ----------      ----------      ----------

Net loss allocable to common shareholders                        $     (897)     $   (1,057)     $   (2,893)     $   (4,475)
                                                                 ==========      ==========      ==========      ==========

Weighted average number of shares                                    26,074           7,128          27,077           4,934
                                                                 ==========      ==========      ==========      ==========

Basic and diluted loss per common share
   from continuing operations (Note 5)                           $    (0.03)     $    (0.14)     $    (0.10)     $    (0.45)
                                                                 ==========      ==========      ==========      ==========

Basic and diluted loss per common share
   from discontinued operations (Note 5)                         $     0.00      $    (0.01)     $    (0.01)     $    (0.46)
                                                                 ==========      ==========      ==========      ==========

Basic and diluted loss per common share (Note 5)                 $    (0.03)     $    (0.15)     $    (0.11)     $    (0.91)
                                                                 ==========      ==========      ==========      ==========




    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                         Six Months
                                                                                     Ended December 31,
                                                                                --------------------------
                                                                                    1998            1997
Cash flows from operating activities:
   Net loss                                                                     $   (1,365)     $   (2,510)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                                      3,031           2,039
       Amortization of debt issue costs                                              1,134              --
       Costs and expenses settled by issuance of common stock                           --             263
       Noncash interest expense                                                      1,164           1,709
       Changes in operating working capital:
          Decrease (increase) in accounts receivable                                (1,418)             12
          Decrease in receivable from affiliates                                       488             576
          (Increase) decrease in prepaid expenses                                       15            (116)
          Increase (decrease) in accounts payable and accrued liabilities            3,114           1,001
          Increase (decrease) in accounts payable to affiliates                     (2,803)             43
                                                                                ----------      ----------
             Net cash provided by operating activities                               3,360           3,017
                                                                                ----------      ----------

Cash flows from investing activities:
     Additions to oil and gas properties                                                --            (339)
     Additions to semisubmersible drilling rigs                                     (6,095)             --
     Deferred costs                                                                   (333)         (7,646)
     Conveyance of oil and gas properties                                           (1,605)             --
                                                                                ----------      ----------
             Net cash used in investing activities                                  (8,033)         (7,985)
                                                                                ----------      ----------

Cash flows from financing activities:
     Repayment of notes payable                                                     (1,008)             --
     Proceeds from notes payable to affiliate                                       10,890              --
     Increase in restricted cash                                                    (6,270)             --
     Debt issue costs                                                                 (713)             --
                                                                                ----------      ----------
             Net cash provided by financing activities                               2,899              --
                                                                                ----------      ----------

Net decrease in cash and cash equivalents                                           (1,774)         (4,968)
Cash and cash equivalents at beginning of year                                       2,689           7,887
                                                                                ----------      ----------
Cash and cash equivalents at end of period                                      $      915      $    2,919
                                                                                ==========      ==========

Supplemental disclosures to the Statement of Cash Flows - see Note 7.



    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                              Preferred Stock             Common Stock
                                          ----------------------    ----------------------    Additional
                                          Number of                 Number of                  paid-in     Accumulated
                                            Shares     Par value      Shares     Par value     capital      deficit       Total
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance, June 30, 1998                       17,961    $     180       30,001    $     300    $ 192,179    $(117,249)   $  75,410

Merger related transaction (See Note 2)
(unaudited)                                    (661)          (7)      (3,927)         (39)      (6,235)          --       (6,281)

Net loss for the six months ended
  December 31, 1998 (unaudited)                  --           --           --           --           --       (1,365)      (1,365)
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------

Balance, December 31, 1998 (unaudited)       17,300    $     173       26,074    $     261      185,944    $(118,614)   $  67,764
                                          =========    =========    =========    =========    =========    =========    =========



    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - ORGANIZATION:

Tatham Offshore, Inc. ("Tatham Offshore"), a Delaware corporation, is a diversified energy company currently pursuing, through its operating subsidiaries, energy related opportunities in Atlantic Canada, including offshore contract drilling services, substantial natural gas gathering and transmission facilities and related energy infrastructure. Historically, Tatham Offshore was engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf"). As of June 30, 1998, Tatham Offshore was an approximately 94%-owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company. In connection with the merger of DeepTech with a subsidiary of El Paso Energy Corporation ("El Paso Energy") and related transactions completed on or before August 14, 1998, (i) Tatham Offshore transferred its ownership of Tatham Offshore Development, Inc. ("Tatham Development"), a Delaware corporation and former wholly-owned subsidiary of Tatham Offshore which holds interests in the Ewing Bank Blocks 958, 959, 1002 and 1003, the Sunday Silence prospect, to DeepTech, (ii) Tatham Offshore conveyed its remaining oil and gas properties to Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), (iii) DeepTech contributed all of the outstanding shares of capital stock of DeepFlex Production Services, Inc. ("DeepFlex") to Tatham Offshore and (iv) DeepTech divested itself of its equity ownership interest in Tatham Offshore. DeepFlex, a Delaware corporation and wholly-owned subsidiary of Tatham Offshore, was formed in January 1995 and, through its subsidiaries, focuses on the acquisition and deployment of semisubmersible drilling rigs for contract drilling. RIGCO North America, L.L.C. ("RIGCO") and FPS VI, L.L.C. ("FPS VI"), wholly-owned subsidiaries of DeepFlex, own interests in the FPS Laffit Pincay (the "Laffit Pincay") and the FPS Bill Shoemaker (the "Bill Shoemaker" and, together with the Laffit Pincay, the "Rigs"), both second generation semisubmersible drilling rigs. Pursuant to management and charter agreements, Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") markets, manages, mans and operates the Bill Shoemaker. On January 22, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreements for the Laffit Pincay.

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

See Note 3 and Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of additional recent events.

NOTE 3 - RELATED PARTY TRANSACTIONS:

Management Agreement

The management agreement between Tatham Offshore and DeepTech provided for an annual management fee which was intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to the Company. Effective July 1, 1997, the management agreement was amended to provide for an annual management fee of 26% of DeepTech's overhead expenses. During the six months ended December 31, 1998, DeepTech charged Tatham Offshore $310,000 under this agreement. The management agreement was terminated August 14, 1998.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

Notes Payable to Affiliates

Tatham Offshore is a guarantor of a $5.0 million loan from NationsBank, N.A. to Tatham Brothers, LLC ("Tatham Brothers"), which proceeds were loaned to DeepFlex to fund certain improvements to the Rigs. The loan bears interest at the prime rate plus 1 1/2% per annum and is due on March 31, 1999. The loan from Tatham Brothers to DeepFlex, plus accrued interest, was included in the amount payable under the short term financing arrangement discussed below.

In connection with the Merger, the Company entered into a $22.9 million short term financing arrangement with Tatham Brothers (as amended, the "Short Term Facility") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the Redemption Agreement with the Partnership,
(ii) pay $1.4 million to DeepTech in connection with the Management Agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short Term Facility. Tatham Brothers is an affiliate of Thomas P. Tatham and the parent company of TB Securities. The Short Term Facility bears interest at the rate of 12% per annum and was due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million accrued interest into a new short term loan which bears interest at the rate of 15% per annum and is due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short Term Facility is secured by a pledge of DeepFlex of its interest in a certain payment-in-kind Subordinated Promissory
Note issued by RIGCO North America, L.L.C. and FPS V, Inc., both subsidiaries of the Company, which has a current outstanding balance of approximately $72.4 million. The Company anticipates that it will refinance the Short Term Facility with Tatham Brothers upon its maturity or pay off the facility with proceeds from the refinancing of the Credit Facility (as defined below).

The Standby Agreement (the "Standby Agreement"), dated as of February 27, 1998, was executed in connection with the Merger and related transactions and is by and among Tatham Offshore, DeepTech, Mr. Thomas P. Tatham and El Paso. Pursuant to the Standby Agreement, to the extent that any of the Company's Common Stock or Series A Preferred Stock was not subscribed for by holders of DeepTech common stock in the Rights Offering, Tatham Brothers committed to purchase such number of unsubscribed shares in order for DeepTech to receive net proceeds from the Rights Offering of not less than $75 million (the "Standby Commitment"). In addition, Tatham Brothers had the right to purchase any shares which DeepTech held after the Rights Offering and the satisfaction of the Standby Commitment. Mr. Tatham unconditionally guaranteed Tatham Brothers' performance of the Standby Commitment, which guarantee was backed by a letter of credit from NationsBank, N.A. In consideration of Mr. Tatham's guarantee of the Standby Commitment, under the terms of a Repayment Agreement between Mr. Tatham and Tatham Brothers, dated February 27, 1998, (i) Tatham Brothers granted to Mr. Tatham an option to purchase up to a one-third membership interest in Tatham Brothers for $1,000 through the issuance of new membership units, and (ii) Mr. Tatham had the right, but not the obligation, to lend to Tatham Brothers all sums necessary for Tatham Brothers to fulfill its obligations under the Standby Commitment. In exchange for certain consideration, Tatham Brothers assigned all of its rights and interest under the Standby Agreement and the Standby Commitment to TB Securities.

Pursuant to the Purchase Commitment Agreement, dated as of February 27, 1998 by and between Tatham Brothers and Tatham Offshore, in consideration of the Standby Commitment, the Company paid Tatham Brothers a fee of $6.9 million, which amount was included in the amount payable under the Short Term Facility.

In connection with the Bill Shoemaker make-ready agreement with Sedco Forex, the Company secured a letter of credit in January 1999 to secure payment to Sedco Forex, and the funds used to secure such letter of credit were provided by Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company. For a discussion of the repayment arrangement between the Company and Mr. Tatham relating to such funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Liquidity Outlook." See Notes 1 and 2 for additional related party transactions completed in connection with the Merger.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 4 - STOCKHOLDERS' EQUITY:

The following table summarizes Tatham Offshore's outstanding equity as of December 31, 1998:


                                                                                                                 Conversion/
                                         Shares              Liquidation        Dividend         Dividends        Exchange
             Equity                   Outstanding(a)         Preference           Rate          In Arrears        Features

Series A Preferred Stock(b)           16,904,133(d)        $1.50 per share           12%      $  7,606,860         (b)(c)
Series B Preferred Stock                  74,379           $1.00 per share            8%      $     13,388         (b)(c)
Series C Preferred Stock                 321,205           $0.50 per share            4%      $     12,848         (b)(c)
Common Stock                          26,074,321(d)              N/A                 --                 --           --

----------------------

(a) In March 1998, Tatham Offshore eliminated its 9% Senior Convertible Preferred Stock and replaced this stock with Series B 9% Senior Convertible Preferred Stock ("Senior Preferred Stock"). The Senior Preferred Stock was convertible into Series A Preferred Stock using a conversion ratio equal to
     (i) the liquidation preference amount plus accumulated unpaid dividends divided by (ii) $0.9375, the closing price of the Series A Preferred Stock on February 27, 1998. Each share of the Senior Preferred Stock was senior to all other classes of Tatham Offshore preferred and common stock in the case of liquidation, dissolution or winding up of Tatham Offshore. The Partnership held all outstanding shares. In connection with the Redemption Agreement, Tatham Offshore transferred certain oil and gas properties to the Partnership in exchange for the Senior Preferred Stock and all related unpaid dividends. See Note 2.

(b) Prior to December 31, 1998, each share could have been exchanged for 0.4 Exchange Warrants. Each full Exchange Warrant entitled the holder thereof to purchase one share of Tatham Offshore common stock at $6.53 per share. The Exchange Warrants would have expired on July 1, 1999. No Exchange Warrants were issued prior to the exchange deadline. Alternatively, at any time, the holder of any shares may convert the liquidation value and unpaid dividends into shares of Tatham Offshore common stock at $6.53 per share.

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

NOTE 5 - EARNINGS PER SHARE:

During 1997, Tatham Offshore adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 establishes new guidelines for computing earnings per share ("EPS") and requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128. All financial information and per share data gives effect to the one-for-ten reverse stock split Tatham Offshore completed on November 24, 1997.

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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 7 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

Cash paid, net of amounts capitalized


                                                              Six Months Ended December 31,
                                                              -----------------------------
                                                                   1998               1997
                                                                         (in thousands)

         Interest                                               $   3,303           $       9
         Taxes                                                  $      --           $      --

Supplemental Disclosures of Noncash Investing and Financing Activities


                                                              Six Months Ended December 31,
                                                              -----------------------------
                                                                   1998               1997
                                                                        (in thousands)
         Debt issued to refinance accounts payable
           to affiliates                                        $   5,153           $      --
         Senior Preferred Stock redeemed under
           the Redemption Agreement                             $   7,500           $      --
         Debt issued to finance Rights Offering                 $   6,923           $      --
         Conversion of long term debt to common stock           $      --           $  60,000
         Conversion of preferred stock to common stock          $      --           $      13
         Assignment of oil and gas properties and
           abandonment obligations                              $      --           $   1,200

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
                                                                =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1. "Consolidated Financial Statements" and is intended to assist in the understanding of the Company's financial condition and results of operations for the three and six months ended December 31, 1998.

GENERAL

Tatham Offshore is an independent energy company currently pursuing energy related opportunities in Atlantic Canada, including offshore contract drilling services, the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments. Historically, Tatham Offshore has been in the oil and gas exploration and development business, primarily in the Gulf. The Company has refocused its business from the oil and gas exploration and production business in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada with an initial emphasis on the offshore contract drilling business. Accordingly, in connection with DeepTech's merger (the "Merger") with a subsidiary of El Paso completed on August 14, 1998, Tatham Offshore (i) transferred its ownership of Tatham Development, which owns oil and gas producing properties, to DeepTech and its remaining oil and gas properties to the Partnership, and (ii) acquired from DeepTech ownership of DeepFlex and, therefore the second generation semisubmersibles, the Laffit Pincay and the Bill Shoemaker. The Company's oil and gas operations in the Gulf are reflected as discontinued operations in the financial statements.

Unless otherwise indicated, (i) all current and prospective information gives effect to the Merger and related transactions completed on or before August 14, 1998, including the disposition of all of Tatham Offshore's exploration and production assets located in the Gulf, the related retirement of certain amounts of Tatham Offshore's Preferred Stock, the contribution to Tatham Offshore of two semisubmersible drilling rigs, and the assumption of certain debt, (ii) all references to "Tatham Offshore" are to Tatham Offshore, Inc. and its subsidiaries, (iii) all references to the "Company" are to Tatham Offshore, Inc. and its subsidiaries and DeepFlex Production Services, Inc. and its subsidiaries ("DeepFlex"), and (iv) all financial information and per share data gives effect to the one-for-ten reverse stock split Tatham Offshore completed on November 24, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1997

Revenue from drilling services totaled $10.2 million for the three months ended December 31, 1998, all of which was generated by the Bill Shoemaker. The Laffit Pincay did not have a drilling contract during this period and therefore did not generate any revenue. No drilling service revenue was recorded by the Company for the period ended December 31, 1997 since the Company did not own the Rigs during that period.

Operating expenses for the three months ended December 31, 1998 totaled $4.4 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $2.3 million and the Laffit Pincay's operating expenses totaled $2.1 million. Operating expense for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode, awaiting a drilling contract. No operating expense for the Rigs was recorded by the Company for the period ended December 31, 1997 since the Company did not own the Rigs during that period.

Depreciation expense totaled $1.4 million for the period ended December 31, 1998. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $0.9 million and $0.5 million, respectively. No depreciation expense relating to the Rigs was recorded during the period ended December 31, 1997 since the Company did not own the Rigs during that period.

General and administrative expense totaled $1.9 million for the three months ended December 31, 1998 as compared to $0.1 million for the three months ended December 31, 1997. General and administrative costs attributable to discontinued operations totaled $1.4 million for the three months ended December 31, 1997.
In connection with the Merger, the management agreement between the Company and DeepTech was terminated on August 14, 1998 and the Company hired a management team and support personnel required to conduct its contract drilling services business and implement its Atlantic Canada strategy. General and administrative expense for the three months ended December 31, 1998 includes staff and overhead costs for the operation of the marine services and Atlantic Canada businesses whereas general and administrative costs for the three months ended December 31, 1997 include costs relative to the Atlantic Canada business only.

Operating income for the three months ended December 31, 1998 totaled $2.5 million as compared to an operating loss of $0.1 million for the three months ended December 31, 1997. The change was due to the items discussed above.

Interest income totaled $17,000 for the three months ended December 31, 1998 as compared with $76,000 for the three months ended December 31, 1997 and included interest income from available cash.

Interest expense for the three months ended December 31, 1998 totaled $2.7 million. For the three months ended December 31, 1998, interest expense relating to the Credit Facility (as defined herein) totaled $1.7 million and interest expense relating to borrowings from Tatham Brothers totaled $1.0 million.

As a result of transferring all of its oil and gas properties in the Gulf to DeepTech and the Partnership in connection with the Merger, the Company discontinued its oil and gas operations effective August 14, 1998 and had no gain or loss from discontinued operations for the three months ended December 31, 1998 as compared with a net loss from discontinued operations of $0.1 million for the three month period ended December 31, 1997. During the three months ended December 31, 1997, the Company sold 1,184 million cubic feet ("MMcf") of natural gas and 4,164 barrels of oil at average prices of $2.79 per thousand cubic feet ("Mcf") of natural gas and $17.10 per barrel of oil, respectively.

Tatham Offshore eliminated all of its Senior Preferred Stock and the associated preferred stock dividends in arrears and cancelled 653,365 shares of its Series A Preferred Stock in connection with the Merger. Tatham Offshore's remaining preferred stock dividends totaled $0.8 million for the three months ended December 31, 1998 as compared with $1.0 million for the three months ended December 31, 1997. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the three months ended December 31, 1998 was $0.9 million, or $0.03 per share, as compared with a net loss allocable to common shareholders for the three months ended December 31, 1997 of $1.1 million, or $0.15 per share. The net loss per share calculation for the period ended December 31, 1997 has been adjusted to reflect the one-for-ten reverse stock split that was completed in November 1997.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1997

Revenue from drilling services totaled $22.3 million for the six months ended December 31, 1998. During this period, the Bill Shoemaker generated a total of $20.2 million in revenue and the Laffit Pincay generated a total of $2.1 million in revenue. The Laffit Pincay had only one short term drilling contract during the six months ended December 31, 1998. No drilling service revenue was recorded by the Company for the period ended December 31, 1997 since the Company did not own the Rigs during that period.

Operating expenses for the six months ended December 31, 1998 totaled $11.9 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $6.0 million and the Laffit Pincay's operating expenses totaled $5.9 million. Operating expense for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode, awaiting a drilling contract. No operating expense for the Rigs was recorded by the Company for the period ended December 31, 1997 since the Company did not own the Rigs during that period.

Depreciation expense totaled $2.8 million for the period ended December 31, 1998. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $1.8 million and $1.0 million, respectively. No depreciation expense relating to the Rigs was recorded during the period ended December 31, 1997 since the Company did not own the Rigs during that period.

General and administrative expense totaled $3.2 million for the six months ended December 31, 1998 as compared to $0.4 million for the six months ended December 31, 1997. General and administrative costs attributable to discontinued operations totaled $0.3 million and $2.5 million for the six months ended December 31, 1998 and 1997, respectively. General and administrative expense includes staff and overhead costs allocated to the Company under a management agreement with DeepTech of $0.2 million and $0.5 million for the six months ended September 30, 1998 and 1997, respectively. In connection with the Merger, the management agreement between the Company and DeepTech was terminated on August 14, 1998. General and administrative expense for the six months ended December 31, 1998 includes staff and overhead costs for the operation of the marine services and Atlantic Canada businesses whereas general and administrative costs for the six months ended December 31, 1997 include costs relative to the Atlantic Canada business only.

Operating income for the six months ended December 31, 1998 totaled $4.4 million as compared to an operating loss of $0.4 million for the six months ended December 31, 1997. The change was due to the items discussed above.

Interest income totaled $49,000 for the six months ended December 31, 1998 as compared with $178,000 for the six months ended December 31, 1997 and included interest income from available cash.

Interest expense for the six months ended December 31, 1998 totaled $5.6 million. For the six months ended December 31, 1998, interest expense relating to the Credit Facility (as defined herein) totaled $4.1 million and interest expense relating to borrowings from Tatham Brothers totaled $1.5 million. For the six months ended December 31, 1997, $1.7 million of interest expense related to borrowings under the Subordinated Notes held by DeepTech is included in the loss from discontinued operations.

As a result of transferring all of its oil and gas properties in the Gulf to DeepTech and the Partnership in connection with the Merger, the Company reported a net loss from discontinued operations of $0.2 million for the six months ended December 31, 1998 as compared with a net loss from discontinued operations of $2.2 million for the six month period ended December 31, 1997. During the period from July 1, 1998 through August 14, 1998, the Company sold 479 million cubic feet ("MMcf") of natural gas and 1,200 barrels of oil at average prices of $1.86 per thousand cubic feet ("Mcf") of natural gas and $7.13 per barrel of oil, respectively. During the six months ended December 31, 1997, the Company sold 2,723 MMcf of natural gas and 13,019 barrels of oil at average prices of $2.55 per Mcf and $17.40 per barrel, respectively.

Tatham Offshore eliminated all of its Senior Preferred Stock and the associated preferred stock dividends in arrears and cancelled 653,365 shares of its Series A Preferred Stock in connection with the Merger. Tatham Offshore's remaining preferred stock dividends totaled $1.5 million for the six months ended December 31, 1998 as compared with $2.0 million for the six months ended December 31, 1997. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the six months ended December 31, 1998 was $2.9 million, or $0.11 per share, as compared with a net loss allocable to common shareholders for the six months ended December 31, 1997 of $4.5 million, or $0.91 per share. The net loss per share calculation for the period ended December 31, 1997 has been adjusted to reflect the one-for-ten reverse stock split that was completed in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's exploration and production activities have generated and utilized substantially all of the operating cash flow. Prospectively, the Company's contract drilling activities are expected to generate and utilize substantially all of the operating cash flow, at least during the near term. See "-- Liquidity Outlook."

Sources of Cash. Effective with the Merger transactions, the Company transferred all of its oil and gas properties in the Gulf to DeepTech and the Partnership. The Company expects to be dependent upon cash on hand and cash generated from its drilling services operations to pay its operating expenses, service its debt and satisfy its other obligations. However, as described below, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements to allow the Company to implement its business strategy in Atlantic Canada. If either of the Rigs is not employed for any extended period of time, the absence of associated revenues may have a material adverse effect on the Company, including limiting the Company's ability to raise capital from external sources. The Laffit Pincay has not been employed since mid-August 1998 and it is uncertain as to when and at what rates it will be employed in the future.
See "-- Uses of Cash" and "-- Liquidity Outlook."

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

At the current interest rate of 10 3/4%, scheduled interest payments on the Credit Facility are approximately $1.6 million per quarter. In addition, both the Credit Facility and Short Term Facility mature on March 31, 1999, which will require the refinancing of principal payments of $58.1 million and $24.0 million, respectively.

Oil prices have declined substantially since the first quarter of 1998, which has caused a significant decline in the demand for drilling rigs. The Laffit Pincay does not have a current drilling contract and was warm-stacked in Grand Isle Block 71, offshore Louisiana from mid-August 1998 through early February 1999. In early February 1999, the Laffit Pincay was relocated to a shipyard in Pascagoula, Mississippi pending the completion of engineering studies and obtaining financing necessary to upgrade the rig to enable it to drill in a dynamic position mode in water depths up to 5,000 feet. In addition to the Laffit Pincay, there are several similarly equipped semisubmersibles currently deployed in the Gulf that do not have current drilling contracts or commitments. Cash costs to warm-stack the Laffit Pincay have been approximately $600,000 per month. Cash costs to maintain the Laffit Pincay in the shipyard pending the upgrade are approximately $100,000 per month.

North Atlantic Partners is the sponsor of a proposal to construct a natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. As of December 31, 1998, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic Partners, has incurred $11.9 million in developmental costs in connection with such project and related infrastructure projects. The Company anticipates that the ultimate capital costs of the pipeline and related projects, if approved, could be in excess of several billion dollars. The Company plans to secure joint venture partners and obtain debt and/or equity financing to satisfy the capital requirements for the Atlantic Canada projects, as required.

Liquidity Outlook. The Company intends to fund its immediate cash requirements with cash on hand and cash from its drilling services operations. At December 31, 1998, the Company had $0.9 million of cash and cash equivalents. In addition, the Company has $6.1 million in restricted cash that has been posted to secure a letter of credit of a like amount. Both El Paso Energy and the Company were required to post letters of credit in connection with certain Merger related agreements.

On September 30, 1996, a subsidiary of DeepFlex entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Bill Shoemaker, to fund significant upgrades to the Bill Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the Bill Shoemaker. The Credit Facility
(i) matures on March 31, 1999, (ii) bears interest at the prime rate plus 3% per annum (10 3/4% at December 31, 1998), payable quarterly, (iii) is secured by the two semisubmersible drilling rigs and all of the related assets, (iv) required a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning on December 31, 1996 and ending on September 30, 1998, (v) provided the Lenders warrants to acquire a 5% minority equity interest in the subsidiaries which own the Rigs, and (vi) is subject to customary conditions and covenants, including the maintenance of a minimum level of working capital. As of December 31, 1998, amounts outstanding under the Credit Facility totaled $58.1 million. On September 25, 1998, the parties to the Credit Facility amended the agreement to (i) extend the maturity date from September 30, 1998 to March 31, 1999, (ii) waive all principal payments until the maturity date, and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to March 31, 1999. The Company paid a total of 0.5% of the outstanding principal balance to the lenders in connection with the amendment. Management believes it will be able to refinance the Credit Facility upon its maturity.

Tatham Offshore is a guarantor of a $5.0 million loan from NationsBank, N.A. to Tatham Brothers, which proceeds were loaned to DeepFlex to fund certain improvements to the Rigs. The loan bears interest at the prime rate plus 1 1/2% per annum and is due on March 31, 1999. The loan from Tatham Brothers to DeepFlex, plus accrued interest, was included in the amount payable under the short term financing arrangement discussed below.

In connection with the Merger, the Company entered into a $22.9 million short term financing arrangement with Tatham Brothers (as amended, the "Short Term Facility") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the Redemption Agreement with the Partnership,
(ii) pay $1.4 million to DeepTech in connection with the Management Agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short Term Facility. Tatham Brothers is an affiliate of Thomas P. Tatham and the parent company of TB Securities. The Short Term Facility accrued interest at the rate of 12% per annum and was due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million of accrued interest into a new short term loan which bears interest at the rate of 15% per annum and is due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short Term Facility is secured by a pledge of DeepFlex of its interest in a certain payment-in-kind Subordinated Promissory
Note issued by RIGCO North America, L.L.C. and FPS V, Inc., both subsidiaries of the Company, which has a current outstanding balance of approximately $72.4 million. The Company anticipates that it will refinance the Short Term Facility with Tatham Brothers upon its maturity or pay off the facility with proceeds from the refinancing of the Credit Facility discussed above. See Part II - Item
2. "Changes in Securities and Use of Proceeds."

On September 15, 1998, a draw of $1.4 million was made on the above-mentioned letter of credit by DeepTech to fund certain tax liabilities incurred in connection with the Merger.

Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. The Company has been notified by Sedco Forex that as of November 18, 1998 Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. The Company is currently under negotiations with Sedco Forex to obtain payment for the remaining portion of the Shell contract. Following the early release of the rig by Shell, the Bill Shoemaker was towed to a shipyard in Galveston, Texas where it has been undergoing routine maintenance and make-ready in preparation for mobilization to the Grand Banks area in Atlantic Canada. Capital costs, including crew costs while in the shipyard, for the make-ready will total approximately $8.5 million. The Company anticipates that the make-ready will be complete by February 15, 1999 and that the Bill Shoemaker will be mobilized to the Grand Banks area in Atlantic Canada to conduct a two-well program (with three options permitting up to seven additional wells) at predetermined rates for Husky Oil Operations Limited. In connection with the Bill Shoemaker make-ready agreement with Sedco Forex, the Company secured a letter of credit for $6.5 million to secure payment to Sedco Forex. The letter of credit was secured with funds provided by Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company. In exchange for providing the funds to secure the letter of credit, the Company has agreed to pay a fee of $500,000 to Mr. Tatham. In addition, if the funds securing the letter of credit are not returned to Mr. Tatham by February 15, 1999, the Company has agreed to pay Mr. Tatham, as liquidated damages, $10,000 per day until such funds are returned. The liquidated damages payment, if made, would be in the form of a promissory note bearing interest at the rate of 18% per annum. The Company anticipates that all of the funds securing the letter of credit will be drawn by Sedco Forex for payments under the make-ready agreement. Management believes that revenue from the Bill Shoemaker contracts will provide sufficient liquidity to permit the Company to pay (i) its operating expenses on both the Bill Shoemaker and the Laffit Pincay, (ii) its general and administrative costs and (iii) its cash interest expense requirements under the Credit Facility. Until such time as the Laffit Pincay is generating operating revenue, additional capital expenditures will need to be funded by customers or other third party sources. In addition, the Company will need to refinance the principal balances due on March 31, 1999 on the Credit Facility and Short Term Facility.

On January 22, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreements for the Laffit Pincay. The Laffit Pincay is currently stacked in a shipyard in Pascagoula, Mississippi. The Company is in the process of completing engineering studies and obtaining cost estimates to upgrade the rig to enable it to drill in a dynamic position mode in water depths up to 5,000 feet. The Company believes that the Laffit Pincay, upgraded for dynamic positioned drilling, would make an ideal candidate for drilling opportunities offshore Brazil and West Africa. Although there can be no assurances, the Company anticipates that with an acceptable long term contract, the capital requirements for the upgrade could be secured with either United States or Canadian government guarantees. Although the engineering studies and cost estimates are not complete, preliminary estimates indicate that the upgrades will cost approximately $90-$100 million and could be completed within a twelve month period. The Company is currently marketing the Laffit Pincay to obtain a long term drilling contract to support the capital requirements for the upgrade.

The Company is refocusing its business from the development, exploration and production of oil and gas in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada with initial emphasis on the offshore contract drilling business. The Company believes that the Atlantic Canada region offers significant investment opportunities and the Company plans to expand the number of drilling rigs it will own as well as diversify its business to include the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments. The Company has incurred approximately $11.9 million in costs associated with its Atlantic Canada strategy.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company is exposed to some market risk due to the floating interest rate under the Credit Facility. See "Item 2--Liquidity Outlook." Under the Credit Facility, the remaining principal is due on March 31, 1999 along with the final interest payment. On December 31, 1998, the Credit Facility had a principal balance of $58,148,000 and an interest rate based on the prime rate plus 3% (10 3/4% at December 31, 1998). A 1 1/2% increase in interest rates could result in a $875,000 annual increase in interest expense on the existing principal balance.

On April 3, 1997, RIGCO entered into an interest rate cap agreement with Citibank, N.A., which covered $36.5 million of the principal amount under the Credit Facility and provided a maximum fixed effective interest rate of 11.74%. This cap agreement terminated on September 30, 1998. Management has determined that it is not necessary to participate in interest rate related derivative financial instruments because it currently does not expect significant short term increases in interest rates charged under the Credit Facility.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 15, 1999, the Company issued a subordinated convertible promissory note (the "Subordinated Convertible Note") to the order of Tatham Brothers in the principal amount of $1.0 million as a fee payable in connection with the renewal, extension, rearrangement and replacement of the $22.9 million short term loan made by Tatham Brothers to the Company in connection with the Merger. The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into a number of shares of Common Stock equal to (i) the principal amount being converted plus interest accrued thereon, divided by (ii) the greater of (a) the average closing price of the Common Stock for the five business days preceding the last calendar day of the calendar quarter immediately preceding the calendar quarter in which the date of conversion occurs and (b) $0.30 (as adjusted for stock splits, combinations, reclassifications and other similar events involving such common stock after January 15, 1999). Based on the Company's understanding that Tatham Bothers is an "accredited investor" within the meaning of Section 501(a) of Regulation D, the Convertible Subordinated Note was issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.46 Promissory Note from Tatham Offshore, Inc. to Tatham Brothers, LLC in the amount of $24,097,107 dated January 15, 1999.

                  10.47 Convertible Subordinated Note from Tatham Offshore, Inc. to Tatham Brothers, LLC in the amount of $1,000,000 dated January 15, 1999.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TATHAM OFFSHORE, INC.


  Date:  February 12, 1999    By: /s/ DENNIS A. KUNETKA
                                  ---------------------------------------------
                                  Dennis A. Kunetka
                                  Chief Financial Officer and Secretary
                                  (Signing on behalf of the Registrant and as
                                  Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number              Description
------              --------------
10.46    Promissory Note from Tatham Offshore, Inc. to Tatham Brothers, LLC in the amount of $24,097,107 dated January 15, 1999.

10.47    Convertible Subordinated Note from Tatham Offshore, Inc. to Tatham
         Brothers, LLC in the amount of $1,000,000 dated January 15, 1999.

27       Financial Data