Form 10-Q
period 1999-03-31
TATHAM OFFSHORE INC
filed 1999-05-17
CIK 913358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

         AS OF MAY 17, 1999, THERE WERE OUTSTANDING 26,074,321 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.

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

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of March 31, 1999 (unaudited) and June 30, 1998................3
     Unaudited Consolidated Statement of Operations for the Three and Nine Months
        Ended March 31, 1999 and 1998, respectively...............................................4
     Unaudited Consolidated Statement of Cash Flows for the Nine Months
        Ended March 31, 1999 and 1998.............................................................5
     Consolidated Statement of Stockholders' Equity for the Nine Months
        Ended March 31, 1999 (unaudited)..........................................................6
     Notes to Consolidated Financial Statements...................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
   ABOUT MARKET RISKS............................................................................19


PART II.   OTHER INFORMATION.....................................................................20

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES.......................................................................................21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                                        March 31,        June 30,
                                                                                          1999             1998
                     ASSETS                                                           (unaudited)
                     ------

 Current assets:
     Cash and cash equivalents                                                         $   2,448        $   2,689
     Accounts receivable                                                                   9,458            2,957
     Receivable from affiliates                                                             --                514
     Prepaid expenses                                                                        201              167
                                                                                       ---------        ---------
        Total current assets                                                              12,107            6,327
                                                                                       ---------        ---------

 Property and equipment:
      Semisubmersible drilling rigs                                                      146,127          135,754
      Oil and gas properties, at cost, using successful efforts method                      --             26,762
                                                                                       ---------        ---------
                                                                                         146,127          162,516
      Less - accumulated depreciation, depletion, amortization and impairment             10,726           27,532
                                                                                       ---------        ---------
        Property and equipment, net                                                      135,401          134,984
                                                                                       ---------        ---------

 Restricted cash                                                                             170             --
 Deferred costs                                                                           12,389           11,529
 Debt issue costs, net                                                                      --                578
                                                                                       ---------        ---------
        Total assets                                                                   $ 160,067        $ 153,418
                                                                                       =========        =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

 Current liabilities:
     Accounts payable and accrued liabilities                                          $   6,863        $   3,812
     Notes payable to affiliates                                                          32,784           11,374
     Long term debt currently payable                                                     58,148           59,156
                                                                                       ---------        ---------
        Total current liabilities                                                         97,795           74,342
 Other noncurrent liabilities                                                               --              3,416
                                                                                       ---------        ---------
                                                                                          97,795           77,758
                                                                                       ---------        ---------

 Minority interests in consolidated subsidiary                                               250              250
                                                                                       ---------        ---------


 Stockholders' equity (Note 5):
     Preferred stock, $0.01 par value, 110,000,000 shares
        authorized as of March 31, 1999 and June 30, 1998,
        17,299,717 and 17,960,732 shares issued and outstanding
        at March 31, 1999 and June 30, 1998, respectively                                    173              180
     Common stock, $0.01 par value, 250,000,000 shares
        authorized as of March 31, 1999 and June 30, 1998,
        26,074,321 and 30,001,026 shares issued and outstanding
        as of March 31, 1999 and June 30, 1998, respectively                                 261              300
     Additional paid-in capital                                                          185,944          192,179
     Accumulated deficit                                                                (124,356)        (117,249)
                                                                                       ---------        ---------
                                                                                          62,022           75,410
                                                                                       ---------        ---------
        Total liabilities and stockholders' equity                                     $ 160,067        $ 153,418
                                                                                       =========        =========



    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                     Three Months                    Nine Months
                                                                    Ended March 31,                Ended March 31,
                                                               ------------------------        ------------------------
                                                                  1999           1998             1999           1998

 Revenue:
     Drilling services                                         $  6,067        $   --          $ 28,344        $   --
                                                               --------        --------        --------        --------
                                                                  6,067            --            28,344            --
                                                               --------        --------        --------        --------

 Costs and expenses:
     Drilling operating expenses                                  4,522            --            16,451            --
     Depreciation                                                 1,460            --             4,233            --
     Management fee                                                --               182             155             496
     General and administrative expenses                          1,919              28           4,959             159
                                                               --------        --------        --------        --------
                                                                  7,901             210          25,798             655
                                                               --------        --------        --------        --------

 Operating income (loss)                                         (1,834)           (210)          2,546            (655)

 Interest and other income                                          844              27             893             205
 Interest and other financing costs                              (1,693)           --            (5,754)           --
 Interest expense and other financing costs - affiliates         (3,059)           --            (4,571)           --
                                                               --------        --------        --------        --------

 Net loss from continuing operations                             (5,742)           (183)         (6,886)           (450)

 Discontinued operations (Note 2)
     Loss from oil and gas operations                              --            (1,311)           (221)         (3,554)
                                                               --------        --------        --------        --------

 Net loss                                                        (5,742)         (1,494)         (7,107)         (4,004)

 Preferred stock dividends                                         (763)           (864)         (2,291)         (2,829)
                                                               --------        --------        --------        --------

 Net loss allocable to common shareholders                     $ (6,505)       $ (2,358)       $ (9,398)       $ (6,833)
                                                               ========        ========        ========        ========

 Weighted average number of shares                               26,074          29,742          26,748          13,083
                                                               ========        ========        ========        ========

 Basic and diluted loss per common share
    from continuing operations (Note 6)                        $  (0.25)       $  (0.04)       $  (0.34)       $  (0.25)
                                                               ========        ========        ========        ========

 Basic and diluted loss per common share
    from discontinued operations (Note 6)                      $   0.00        $  (0.04)       $  (0.01)       $  (0.27)
                                                               ========        ========        ========        ========

 Basic and diluted loss per common share (Note 6)              $  (0.25)       $  (0.08)       $  (0.35)       $  (0.52)
                                                               ========        ========        ========        ========



    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                            Nine Months
                                                                                          Ended March 31,
                                                                                    ---------------------------
                                                                                       1999            1998

 Cash flows from operating activities:
      Net loss                                                                      $ (7,107)       $ (4,004)
      Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
           Depreciation, depletion and amortization                                    4,491           3,125
           Amortization of debt issue costs                                            3,079            --
           Costs and expenses settled by issuance of common stock                       --               389
           Noncash interest expense                                                    2,471           1,709
           Changes in operating working capital:
              Decrease (increase) in accounts receivable                              (6,500)            (12)
              Decrease in receivable from affiliates                                     488             647
              (Increase) decrease in prepaid expenses                                    (34)           (116)
              Increase (decrease) in accounts payable and accrued liabilities          3,806             631
              Increase (decrease) in accounts payable to affiliates                   (2,807)          1,356
                                                                                    --------        --------
                 Net cash provided by (used in) operating activities                  (2,113)          3,725
                                                                                    --------        --------

 Cash flows from investing activities:
      Additions to oil and gas properties                                               --              (352)
      Additions to semisubmersible drilling rigs                                     (10,374)           --
      Deferred costs                                                                    (860)         (9,111)
      Conveyance of oil and gas properties                                            (1,605)           --
                                                                                    --------        --------
                 Net cash used in investing activities                               (12,839)         (9,463)
                                                                                    --------        --------

 Cash flows from financing activities:
      Repayment of notes payable                                                      (1,008)           --
      Proceeds from notes payable to affiliate                                        20,640            --
      Repayment of notes payable to affiliate                                         (2,250)           --
      Increase in restricted cash                                                       (170)           --
      Debt issue costs                                                                (2,501)           --
      Proceeds from the issuance of common stock related to
        the exercise of Exchange Warrants                                               --             2,656
      Redemption of Mandatory Redeemable Preferred Stock                                --            (2,496)
                                                                                    --------        --------
                 Net cash provided by financing activities                            14,711             160
                                                                                    --------        --------

 Net decrease in cash and cash equivalents                                              (241)         (5,578)
 Cash and cash equivalents at beginning of year                                        2,689           7,887
                                                                                    --------        --------
 Cash and cash equivalents at end of period                                         $  2,448        $  2,309
                                                                                    ========        ========



Supplemental disclosures to the Statement of Cash Flows - see Note 8.



    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)




                                      Preferred Stock             Common Stock
                                 ------------------------  --------------------------   Additional
                                   Number of                 Number of                   paid-in     Accumulated
                                    Shares      Par value     Shares       Par value      capital      deficit        Total
                                 ------------   ---------  ------------    ---------   -----------   -----------      -----

Balance, June 30, 1998                17,961     $  180       30,001         $  300     $ 192,179    $ (117,249)    $ 75,410

Merger related transaction
(See Note 2) (unaudited)                (661)        (7)      (3,927)           (39)       (6,235)           --       (6,281)

Net loss for the nine months ended
  March 31, 1999 (unaudited)              --       --            --            --           --           (7,107)      (7,107)
                                     -------     ------      -------         ------     ---------    ----------     --------
Balance, March 31, 1999 (unaudited)   17,300     $  173       26,074         $  261     $ 185,944    $ (124,356)    $ 62,022
                                     =======     ======      =======         ======     =========    ==========     ========




    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION:

Tatham Offshore, Inc. ("Tatham Offshore"), a Delaware corporation, is a diversified energy company currently pursuing, through its operating subsidiaries, energy related opportunities in Atlantic Canada, including offshore contract drilling services, substantial natural gas gathering and transmission facilities and related energy infrastructure. Historically, Tatham Offshore was engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf"). As of June 30, 1998, Tatham Offshore was an approximately 94%-owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company. In connection with the merger of DeepTech with a subsidiary of El Paso Energy Corporation ("El Paso Energy") and related transactions completed on or before August 14, 1998, (i) Tatham Offshore transferred its ownership of Tatham Offshore Development, Inc. ("Tatham Development"), a Delaware corporation and former wholly-owned subsidiary of Tatham Offshore which holds interests in Ewing Bank Blocks 958, 959, 1002 and 1003, the Sunday Silence prospect, to DeepTech, (ii) Tatham Offshore conveyed its remaining oil and gas properties to Leviathan Gas Pipeline Partners, L.P. (the "Partnership"), (iii) DeepTech contributed all of the outstanding shares of capital stock of DeepFlex Production Services, Inc. ("DeepFlex") to Tatham Offshore and (iv) DeepTech divested itself of its equity ownership interest in Tatham Offshore. DeepFlex, a Delaware corporation and wholly-owned subsidiary of Tatham Offshore, was formed in January 1995 and, through its subsidiaries, focuses on the acquisition and deployment of semisubmersible drilling rigs for contract drilling. RIGCO North America, L.L.C. ("RIGCO") and FPS VI, L.L.C. ("FPS VI"), wholly-owned subsidiaries of DeepFlex, own interests in the FPS Laffit Pincay (the "Laffit Pincay") and the FPS Bill Shoemaker (the "Bill Shoemaker" and, together with the Laffit Pincay, the "Rigs"), both second generation semisubmersible drilling rigs.

Pursuant to management and charter agreements, Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") has marketed, managed, and operated the Rigs. On January 22, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreements for the Laffit Pincay. Effective March 23, 1999, RIGCO took over the marketing, management and operational responsibilities for the Laffit Pincay. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. Under the Bill Shoemaker management and charter agreement, Sedco Forex will continue to man and operate the rig through the conclusion of its current drilling contract with Husky Oil Operations Limited. At the conclusion of the current Husky Oil Operations Limited drilling contract, RIGCO will assume the marketing, management and operational responsibilities for the Bill Shoemaker.

Tatham Offshore Canada Limited, a wholly-owned subsidiary of Tatham Offshore, pursues certain opportunities offshore eastern Canada and is the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic Partners"). North Atlantic Partners is the sponsor of a proposal to construct a natural gas pipeline and related infrastructure in the Grand Banks area offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States.

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

NOTE 2 - DEEPTECH MERGER AND RELATED TRANSACTIONS:

On August 14, 1998, DeepTech merged with a subsidiary of El Paso Energy (the "Merger"). As a result of the Merger and related transactions, some of the assets of Tatham Offshore and DeepTech were restructured so that DeepFlex became a wholly-owned subsidiary of Tatham Offshore and Tatham Offshore transferred its interest in the Sunday Silence prospect to DeepTech. In addition, Tatham Offshore agreed to transfer all of its remaining assets located in the Gulf to the Partnership, a former affiliate. As such, all of the Company's oil and gas operations in the

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

Gulf are reflected as discontinued operations in the financial statements. Further, DeepTech divested itself of its equity ownership interest in Tatham Offshore by offering all of the shares of Tatham Offshore common stock and Series A Preferred Stock held by DeepTech to the stockholders of DeepTech in a Rights Offering (discussed below).

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

Following the asset restructuring, Tatham Offshore's marine services business includes the operation of two semisubmersible drilling rigs, the Bill Shoemaker and the Laffit Pincay, currently owned by wholly-owned subsidiaries of DeepFlex. In addition, Tatham Offshore will continue to pursue energy related opportunities in Atlantic Canada, including the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments.

NOTE 3 - RECENT EVENTS:

Defaults Under Credit Facilities

On September 30, 1996, a subsidiary of DeepFlex (the "Borrower") entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Bill Shoemaker, to fund significant upgrades to the Bill Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the Bill Shoemaker. Pursuant to the terms of the Credit Facility, the Borrower was required to pay $58.1 million in principal and $2.2 million in accrued interest on April 30, 1999. The Borrower did not make payment of such amounts; as a result, an Event of Default has occurred and is continuing under the Credit Facility.

In connection with the Merger, Tatham Offshore entered into a $22.9 million short term financing arrangement with Tatham Brothers, LLC ("Tatham Brothers") (as amended, the "Short Term Facility"). Proceeds from the Short Term Facility were used to refinance existing loans and provide funds necessary to satisfy certain obligations of the Company in connection with the Merger and Rights Offering. Pursuant to the terms of the Short Term Facility, the Borrower was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amounts; as a result, an Event of Default has occurred and is continuing under the Short Term Facility. See "Note 4 -- Related Party Transactions -- Notes Payable to Affiliates" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for additional discussion of the credit facilities of Tatham Offshore and its subsidiaries.

Nasdaq Delisting

The Company was notified by the Nasdaq Stock Market, Inc. that its common stock did not meet certain minimum bid and public float requirements for continued listing on the Nasdaq National Market. As a result, effective May 13, 1999, the Company's common stock was no longer listed on the Nasdaq National Market and began trading on the over-the-counter bulletin board.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

Release of Tax Letter of Credit

In August 1998, both El Paso Energy and the Company were required to post letters of credit in connection with certain Merger related agreements. In March 1999, the Company entered into an agreement with El Paso Energy under which (i) each company was released of its obligation to maintain letters of credit in favor of one another, (ii) El Paso Energy paid the Company $618,000 and (iii) the Company released its rights to certain potential pre-merger tax attributes of the DeepTech group. As a result of this agreement, the Company's $6.1 million cash collateral which secured its letter of credit in favor of El Paso Energy was released and became available for general corporate purposes.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Agreement

The management agreement between Tatham Offshore and DeepTech provided for an annual management fee which was intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to the Company. Effective July 1, 1997, the management agreement was amended to provide for an annual management fee of 26% of DeepTech's overhead expenses. During the nine months ended March 31, 1999, DeepTech charged Tatham Offshore $310,000 under this agreement. The management agreement was terminated August 14, 1998 and Tatham Offshore hired and employed its management and support personnel directly.

Notes Payable to Affiliates

In connection with the Merger, the Company entered into the Short Term Facility to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the Redemption Agreement with the Partnership, (ii) pay $1.4 million to DeepTech in connection with the Management Agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short Term Facility. Tatham Brothers is an affiliate of Mr. Thomas P. Tatham and the parent company of TB Securities. The original terms of the Short Term Facility provided for an interest rate of 12% per annum and was due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million accrued interest into a new short term loan which bears interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short Term Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO North America, L.L.C. and FPS V, Inc., both subsidiaries of the Company, which had an outstanding balance of approximately $76.0 million at March 31, 1999. Pursuant to the terms of the Short Term Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amounts; as a result, an Event of Default has occurred and is continuing under the Short Term Facility.

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

Tatham Offshore is a guarantor of $5.0 million of a $9.0 million loan from NationsBank, N.A. to Tatham Brothers, which proceeds were loaned to DeepFlex to fund certain improvements to the Rigs. The loan bears interest at the prime rate per annum and is due on September 30, 1999 or upon demand. The loan from Tatham Brothers to DeepFlex, plus accrued interest, was included in the amount payable under the Short Term Facility discussed above.

In connection with the Bill Shoemaker make-ready agreement with Sedco Forex, RIGCO secured a letter of credit in January 1999 to secure payment to Sedco Forex, and the funds used to secure such letter of credit were provided by Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company. For a discussion of the repayment arrangement between the Company and Mr. Tatham relating to such funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Liquidity Outlook." On February 10, 1999, Tatham Offshore issued two promissory notes, each in the original principal amount of $1.1 million, to Tatham Brothers and a foundation associated with Mr. Thomas P. Tatham, respectively, to secure funds to purchase new anchor chains in connection with the Bill Shoemaker make-ready. See Notes 1 and 2 for additional related party transactions completed in connection with the Merger.

Tatham Aviation, Inc. ("Tatham Aviation"), whose sole shareholder is Thomas P. Tatham, has provided the Company use of a corporate aircraft. The agreement between the Company and Tatham Aviation provides for the Company's reimbursement of operating costs, insurance and carrying costs in exchange for the use of the corporate aircraft. During the nine months ended March 31, 1999, the Company paid Tatham Aviation $1.7 million under this agreement.

NOTE 5 - STOCKHOLDERS' EQUITY:

The following table summarizes Tatham Offshore's outstanding equity as of September 30, 1999:

                                                                                                              Conversion/
                                         Shares              Liquidation           Dividend     Dividends      Exchange
             Equity                   Outstanding (a)        Preference              Rate      In Arrears      Features

Series A Preferred Stock (b)           16,904,133(d)       $1.50 per share            12%     $  8,113,984       (b)(c)
Series B Preferred Stock                   74,379          $1.00 per share             8%     $     14,876       (b)(c)
Series C Preferred Stock                  321,205          $0.50 per share             4%     $     16,060       (b)(c)
Common Stock                           26,074,321(d)              N/A                 --              --           --

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

NOTE 6 - EARNINGS PER SHARE:

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

The Nasdaq Stock Market, Inc. ("Nasdaq") listing criteria requires, among other things, that a company listed on the Nasdaq National Market maintain a closing bid price greater than or equal to $1.00 and that the company's common stock must maintain a market value of public float greater than or equal to $5,000,000. The Company has been notified by Nasdaq that unless the Company is able to demonstrate compliance with the $1.00 minimum bid price requirement and the $5,000,000 market value of public stock requirement by May 12, 1999, the Company's common stock would be delisted from the Nasdaq National Market at the opening of business on May 13, 1999. The Company's common stock bid price has not closed at a bid price greater than or equal to $1.00 in recent months and the market value of the Company's common stock held by individuals and entities which qualify under the definition of public float does not equal or exceed $5,000,000 at the current trading level of the common stock. As a result, effective May 13, 1999, the Company's common stock was no longer listed on the Nasdaq National Market and began trading in the over the counter market.

Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. The Company has been notified by Sedco Forex that as of November 18, 1998 Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. The Company has been paid for drilling services performed by the Bill Shoemaker for Shell through October 31, 1998 but has not been paid for any period since that time. The Company has recorded a $8.6 million account receivable from Sedco Forex as a result of this contract dispute. The Company is currently under negotiations with Sedco Forex to obtain payment for the remaining portion of the Shell contract. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker.

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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 8 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

Cash paid, net of amounts capitalized

                                                                 Nine Months Ended March 31,
                                                                 ---------------------------
                                                                   1999               1998
                                                                        (in thousands)

         Interest                                                 $ 3,232           $   9
         Taxes                                                    $    --           $  --

Supplemental Disclosures of Noncash Investing and Financing Activities

                                                                 Nine Months Ended March 31,
                                                                 ---------------------------
                                                                   1999               1998
                                                                         (in thousands)

         Debt issued to refinance accounts payable
           to affiliates                                         $  5,153           $      --
         Senior Preferred Stock redeemed under
           the Redemption Agreement                              $  7,500           $      --
         Debt issued to finance Rights Offering                  $  6,923           $      --
         Conversion of long term debt to common stock            $     --           $  60,000
         Conversion of preferred stock to common stock           $     --           $     445
         Assignment of oil and gas properties and
           abandonment obligations                               $     --           $   1,200

As discussed in Note 2, Tatham Offshore conveyed its remaining oil and gas assets to the Partnership per the Redemption Agreement. The assets and liabilities conveyed were as follows (in thousands):

         Cash                                                   $ (1,605)
         Oil and gas properties, net                              (5,466)
         Accounts payable                                            755
         Accounts payable to DeepTech                              1,062
         Accounts payable to the Partnership                       2,480
         Other noncurrent liabilities                              3,416
                                                                --------
              Increase in paid in capital                       $    642
                                                                ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1. "Consolidated Financial Statements" and is intended to assist in the understanding of the Company's financial condition and results of operations for the three and nine months ended March 31, 1999.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1998

Revenue from drilling services totaled $6.1 million for the three months ended March 31, 1999, all of which was generated by the Bill Shoemaker. The Laffit Pincay did not have a drilling contract during this period and therefore did not generate any revenue. No drilling service revenue was recorded by the Company for the period ended March 31, 1998 since the Company did not own the Rigs during that period.

Operating expenses for the three months ended March 31, 1999 totaled $4.5 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $2.4 million and the Laffit Pincay's operating expenses totaled $2.1 million. Operating expense for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode, awaiting a drilling contract. No operating expense for the Rigs was recorded by the Company for the period ended March 31, 1998 since the Company did not own the Rigs during that period.

Depreciation expense totaled $1.5 million for the period ended March 31, 1999. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $1.0 million and $0.5 million, respectively. No depreciation expense relating to the Rigs was recorded during the period ended March 31, 1998 since the Company did not own the Rigs during that period.

General and administrative expense totaled $1.9 million for the three months ended March 31, 1999 as compared to $0.1 million for the three months ended March 31, 1998. General and administrative costs attributable to discontinued operations totaled $1.2 million for the three months ended March 31, 1998. In connection with the Merger, the management agreement between the Company and DeepTech was terminated on August 14, 1998 and the Company hired a management team and support personnel required to conduct its contract drilling services business and implement its Atlantic Canada strategy. General and administrative expense for the three months ended March 31, 1999 includes staff and overhead costs for the operation of the marine services and Atlantic Canada businesses whereas general and administrative costs for the three months ended March 31, 1998 include costs relative to the Atlantic Canada business only.

Operating loss for the three months ended March 31, 1999 totaled $1.8 million as compared to an operating loss of $0.2 million for the three months ended March 31, 1998. The change was due to the items discussed above.

Interest and other income totaled $0.8 for the three months ended March 31, 1999 as compared with $27,000 for the three months ended March 31, 1998 and included interest income from available cash and other income in 1999 of $618,000 related to a settlement with El Paso under certain merger related agreements. See -- "Liquidity and Capital Resources."

Interest expense for the three months ended March 31, 1999 totaled $4.7 million. For the three months ended March 31, 1999, interest expense relating to the Credit Facility (as defined herein) totaled $1.7 million. Interest expense relating to borrowings from Tatham Brothers and Thomas P. Tatham totaled $3.0 million, including $1.3 million in interest and $1.7 million related to debt issue costs.

As a result of transferring all of its oil and gas properties in the Gulf to DeepTech and the Partnership in connection with the Merger, the Company discontinued its oil and gas operations effective August 14, 1998 and had no gain or loss from discontinued operations for the three months ended March 31, 1999 as compared with a net loss from discontinued operations of $1.3 million for the three month period ended March 31, 1998. During the three months ended March 31, 1998, the Company sold 1,016 million cubic feet ("MMcf") of natural gas and 1,775 barrels of oil at average prices of $2.06 per thousand cubic feet ("Mcf") of natural gas and $14.28 per barrel of oil, respectively.

Tatham Offshore eliminated all of its Senior Preferred Stock and the associated preferred stock dividends in arrears and cancelled 653,365 shares of its Series A Preferred Stock in connection with the Merger. Tatham Offshore's remaining preferred stock dividends totaled $0.8 million for the three months ended March 31, 1999 as compared with $0.9 million for the three months ended March 31, 1998. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the three months ended March 31, 1999 was $6.5 million, or $0.25 per share, as compared with a net loss allocable to common shareholders for the three months ended March 31, 1998 of $2.4 million, or $0.08 per share.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1998

Revenue from drilling services totaled $28.4 million for the nine months ended March 31, 1999. During this period, the Bill Shoemaker generated a total of $26.3 million in revenue and the Laffit Pincay generated a total of $2.1 million in revenue. The Laffit Pincay had only one short term drilling contract during the nine months ended March 31, 1999. No drilling service revenue was recorded by the Company for the period ended March 31, 1998 since the Company did not own the Rigs during that period.

Operating expenses for the nine months ended March 31, 1999 totaled $16.5 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $8.4 million and the Laffit Pincay's operating expenses totaled $8.1 million. Operating expense for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode, awaiting a drilling contract. No operating expense for the Rigs was recorded by the Company for the period ended March 31, 1998 since the Company did not own the Rigs during that period.

Depreciation expense totaled $4.2 million for the period ended March 31, 1999. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $2.7 million and $1.5 million, respectively. No depreciation expense relating to the Rigs was recorded during the period ended March 31, 1998 since the Company did not own the Rigs during that period.

General and administrative expense totaled $5.0 million for the nine months ended March 31, 1999 as compared to $0.7 million for the nine months ended March 31, 1998. General and administrative costs attributable to discontinued operations totaled $0.3 million and $3.7 million for the nine months ended March 31,

1999 and 1998, respectively. General and administrative expense includes staff and overhead costs allocated to the Company under a management agreement with DeepTech of $0.2 million and $0.5 million for the nine months ended March 31, 1999 and 1998, respectively. In connection with the Merger, the management agreement between the Company and DeepTech was terminated on August 14, 1998. General and administrative expense for the nine months ended March 31, 1999 includes staff and overhead costs for the operation of the marine services and Atlantic Canada businesses whereas general and administrative costs for the nine months ended March 31, 1998 include costs relative to the Atlantic Canada business only.

Operating income for the nine months ended March 31, 1999 totaled $2.5 million as compared to an operating loss of $0.6 million for the nine months ended March 31, 1998. The change was due to the items discussed above.

Interest and other income totaled $0.9 million for the nine months ended March 31, 1999 as compared with $0.2 million for the nine months ended March 31, 1998 and included interest income from available cash and other income in 1999 of $618,000 related to a settlement with El Paso under certain merger related agreements.

Interest expense for the nine months ended March 31, 1999 totaled $10.3 million. For the nine months ended March 31, 1999, interest expense relating to the Credit Facility (as defined herein) totaled $5.7 million and interest expense relating to borrowings from Tatham Brothers and Thomas P. Tatham totaled $4.6 million. For the nine months ended March 31, 1998, $1.7 million of interest expense related to borrowings under the Subordinated Notes held by DeepTech is included in the loss from discontinued operations.

Subsequent to transferring all of its oil and gas properties in the Gulf to DeepTech and the Partnership in connection with the Merger, the Company reported a net loss from discontinued operations of $0.2 million for the nine months ended March 31, 1999 as compared with a net loss from discontinued operations of $3.5 million for the nine month period ended March 31, 1998. During the period from July 1, 1998 through August 14, 1998, the Company sold 479 MMcf of natural gas and 1,200 barrels of oil at average prices of $1.86 per Mcf of natural gas and $7.13 per barrel of oil, respectively. During the nine months ended March 31, 1998, the Company sold 3,739 MMcf of natural gas and 14,795 barrels of oil at average prices of $2.41 per Mcf and $17.02 per barrel, respectively.

Tatham Offshore eliminated all of its Senior Preferred Stock and the associated preferred stock dividends in arrears and cancelled 653,365 shares of its Series A Preferred Stock in connection with the Merger. Tatham Offshore's remaining preferred stock dividends totaled $2.3 million for the nine months ended March 31, 1999 as compared with $2.8 million for the nine months ended March 31, 1998. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the nine months ended March 31, 1999 was $9.4 million, or $0.35 per share, as compared with a net loss allocable to common shareholders for the nine months ended March 31, 1998 of $6.8 million, or $0.52 per share. The net loss per share calculation for the period ended March 31, 1998 has been adjusted to reflect the one-for-ten reverse stock split that was completed in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's exploration and production activities have generated and utilized substantially all of the operating cash flow. Prospectively, the Company's contract drilling activities are expected to generate and utilize substantially all of the operating cash flow, at least during the near term. See "-- Liquidity Outlook."

Sources of Cash. Effective with the Merger transactions, the Company transferred all of its oil and gas properties in the Gulf to DeepTech and the Partnership. The Company expects to be dependent upon cash on hand and cash generated from its drilling services operations to pay its operating expenses and satisfy its other obligations. However, as described below, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements to allow the Company to implement its business strategy in Atlantic Canada. If either of the Rigs is not employed for any extended period of time, the absence of associated revenues may have a material adverse effect on the Company, including limiting the Company's ability to raise capital from external sources. The Laffit Pincay has not been employed since mid-August 1998 and it is uncertain as to when and at what rates it will be employed in the future. The Bill Shoemaker is currently under contract to Husky Oil Operations Limited under an agreement that provides for two firm wells with options to drill up to seven additional wells at pre-determined rates. As of this date, Husky Oil Operations Limited has not exercised any of its options for additional wells. If the option wells are not exercised, the drilling contract will terminate in August or September 1999 after the drilling of the second firm well. As of this date, the Company has not entered into a drilling contract for the Bill Shoemaker subsequent to the Husky Oil Operations Limited agreement. See "-- Uses of Cash" and "-- Liquidity Outlook."

In August 1998, both El Paso Energy and the Company were required to post letters of credit in connection with certain Merger related agreements. In March 1999, the Company entered into an agreement with El Paso Energy under which (i) each company was released of its obligation to maintain letters of credit in favor of one another, (ii) El Paso Energy paid the Company $618,000 and (iii) the Company released its rights to certain potential pre-merger tax attributes of the DeepTech group. As a result of this agreement, the Company's $6.1 million cash collateral which secured its letter of credit in favor of El Paso Energy was released and became available for general corporate purposes.

Uses of Cash. The Company expects that its primary uses of cash will consist of
(i) interest payments on the Credit Facility (as defined below), (ii) amounts necessary to fund capital expenditures related to the Rigs that are not funded by customers, (iii) amounts necessary to staff and maintain the Rigs while they are not under contract, and (iv) amounts necessary to pay general and administrative and other operational expenses. In addition, the Company will use available cash to fund the pursuit of its business strategy in Atlantic Canada. Such uses will include funding initial expenditures related to the North Atlantic Partners pipeline project, the remainder of the Company's Atlantic Canada strategy and any of the Company's other potential capital expenditures.

Oil prices declined substantially during 1998, which has caused a significant decline in the demand for drilling rigs. Although oil prices have strengthened in recent months, the demand for drilling rigs has not improved significantly. The Laffit Pincay does not have a current drilling contract and was warm-stacked in Grand Isle Block 71, offshore Louisiana from mid-August 1998 through early February 1999. In early February 1999, the Laffit Pincay was relocated to a shipyard in Pascagoula, Mississippi pending the completion of engineering studies and obtaining financing necessary to upgrade the rig to enable it to drill in a dynamic position mode in water depths up to 5,000 feet. In addition to the Laffit Pincay, there are several similarly equipped semisubmersibles currently deployed in the Gulf that do not have current drilling contracts or commitments. Cash costs to warm-stack the Laffit Pincay have been approximately $600,000 per month. Cash costs to maintain the Laffit Pincay in the shipyard pending the upgrade are approximately $250,000 per month.

North Atlantic Partners is the sponsor of a proposal to construct a natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. As of March 31, 1999, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic Partners, has incurred $12.4 million in developmental costs in connection with such project and related infrastructure projects. The Company anticipates that the ultimate capital costs of the pipeline and related projects, if approved, could be in excess of several billion dollars. The Company plans to secure joint venture partners and obtain debt and/or equity financing to satisfy the capital requirements for the Atlantic Canada projects, as required.

Liquidity Outlook. The Company intends to fund its immediate cash requirements with cash on hand and cash from its drilling services operations. At March 31, 1999, the Company had $2.4 million of cash and cash equivalents. As of March 31, 1999, Tatham Offshore and its subsidiaries owed a total of $97.8 million in debt, accrued interest and other accounts payable.

On September 30, 1996, a subsidiary of DeepFlex (the "Borrower") entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Bill Shoemaker, to fund significant upgrades to the Bill Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the Bill Shoemaker. The Credit Facility (i) matured on April 30, 1999, (ii) provides for interest at the prime rate plus 3% per annum (10 3/4% at March 31, 1999), payable quarterly, (iii) is secured by the two semisubmersible drilling rigs and all of the related assets,
(iv) required a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning on December 31, 1996 and ending on September 30, 1998, (v) provided the Lenders warrants to acquire a 5% minority equity interest in the subsidiaries which own the Rigs, and (vi) is subject to customary conditions and covenants, including the maintenance of a minimum level of working capital. As of March 31, 1999, amounts outstanding under the Credit Facility totaled $58.1 million in principal and $1.6 million in accrued interest. On September 25, 1998, the parties to the Credit Facility amended the agreement to (i) extend the maturity date from September 30, 1998 to March 31, 1999, (ii) waive all principal payments until the maturity date, and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to March 31, 1999. Subsidiaries of DeepFlex paid a total of 0.5% of the outstanding principal balance to the lenders in connection with the amendment.

On March 31, 1999, the parties to the Credit Facility amended the agreement to
(i) extend the maturity to April 30, 1999, (ii) waive all principal and interest payments until the maturity date and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to April 30, 1999. Subsidiaries of DeepFlex paid a total of $100,000 to the lenders in connection with the amendment and agreed to increase the interest rate on the outstanding principal balance by 2% for the period of the extension.

The Borrower did not make the principal payment or interest payment due on April 30, 1999 and is presently in default under the terms of the Credit Facility and is under negotiations with its current Lenders under the Credit Facility. The Borrower is attempting to negotiate an extension of the Credit Facility on terms acceptable to both the Company and the Lenders. The Borrower is considering the sale of either the Bill Shoemaker or the Laffit Pincay, or both, in an effort to raise sufficient proceeds to extinguish the amounts due under the Credit Facility in the event that an extension of the Credit Facility, or a new credit facility, cannot be negotiated on terms acceptable to the Company. The Bill Shoemaker and Laffit Pincay are pledged as collateral under the Credit Facility. By letter dated May 3, 1999, the administrative agent for the Lenders advised the Borrower that the loan was in default and that the Lenders would not exercise their rights, remedies, powers and privileges under the Credit Facility and other related loan documents at that time, but that they reserve the right to do so at any time they deem appropriate. The Company is evaluating all of its financing alternatives as well as a restructuring of the Company or its rig related subsidiaries, or both, under the United States Bankruptcy Code.

In connection with the Merger, the Company entered into a $22.9 million short term financing arrangement with Tatham Brothers (as amended, the "Short Term Facility") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the Redemption Agreement with the Partnership,
(ii) pay $1.4 million to DeepTech in connection with the Management Agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short Term Facility. Tatham Brothers is an affiliate of Thomas P. Tatham and the parent company of TB Securities. The Short Term Facility accrued interest at the rate of 12% per annum and was due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million of accrued interest into a new short term loan which bears interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short Term Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO North America, L.L.C. and FPS V, Inc., both subsidiaries of the Company, which had an outstanding balance of approximately $76.0 million at March 31, 1999. On March 31, 1999, the Company and Tatham Brothers extended the Short Term Facility until April 30, 1999. Pursuant to the terms of the Short Term Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amount; as a result, an Event of Default has occurred and is continuing under the Short Term Facility.

Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. The Company has been notified by Sedco Forex that as of November 18, 1998 Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. The Company has been paid for drilling services performed by the Bill Shoemaker for Shell through October 31, 1998 but has not been paid for any period since that time. The Company has recorded a $8.6 million account receivable from Sedco Forex as a result of this contract dispute. The Company is currently under negotiations with Sedco Forex to obtain payment for the remaining portion of the Shell contract. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker.

Following the early release of the rig by Shell, the Bill Shoemaker was towed to a shipyard in Galveston, Texas where it underwent a make-ready in preparation for mobilization to the Grand Banks area in Atlantic Canada. Capital costs, including crew costs while in the shipyard, for the make-ready totaled approximately $8.5 million. Following the make-ready, the Bill Shoemaker was mobilized to the Grand Banks area in Atlantic Canada to conduct a two-well program (with three options permitting up to seven additional wells) at predetermined rates for Husky Oil Operations Limited. In connection with the Bill Shoemaker make-ready agreement with Sedco Forex, RIGCO secured a letter of credit for $6.5 million to secure payment to Sedco Forex. The letter of credit was secured with funds provided by Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company. In exchange for providing the funds to secure the letter of credit, the Company paid a fee of $500,000 to Mr. Tatham. The Company has agreed to pay Mr. Tatham, as liquidated damages, $10,000 per day from February 15, 1999 until such funds are returned. The liquidated damages payment would be in the form of a promissory note bearing interest at the rate of 18% per annum. All of the funds securing the letter of credit were drawn by Sedco Forex for payments under the make-ready agreement.

Management believes that revenue from the Bill Shoemaker contracts will provide sufficient liquidity to permit the Company to pay (i) its operating expenses on both the Bill Shoemaker and the Laffit Pincay and (ii) its general and administrative costs while receiving payments pursuant to the Husky Oil Operations Limited agreement. The Company currently does not have a replacement drilling agreement for the Bill Shoemaker. The Company will be dependent on cash reserves generated from the Husky Oil Operations Limited agreement, or funds from new financing arrangements, to fund its ongoing cash requirements until such time as additional contract drilling services are secured for either the Bill Shoemaker or the Laffit Pincay. Any additional capital expenditures for either of the rigs will need to be funded by customers or other third party sources.

Tatham Offshore is a guarantor of $5.0 million of a $9.0 million loan from NationsBank, N.A. to Tatham Brothers, which proceeds were loaned to DeepFlex to fund certain improvements to the Rigs. The loan bears interest at the prime rate per annum and is due on September 30, 1999 or on demand. The loan from Tatham Brothers to DeepFlex, plus accrued interest, was included in the amount payable under the short term financing arrangement discussed above.

On March 23, 1999, RIGCO assumed the management and operational responsibility for the Laffit Pincay. The Laffit Pincay is currently stacked in a shipyard in Pascagoula, Mississippi. The Company is in the process of completing engineering studies and obtaining cost estimates to upgrade the rig to enable it to drill in a dynamic position mode in water depths up to 5,000 feet. The Company believes that the Laffit Pincay, upgraded for dynamic positioned drilling, would make an ideal candidate for drilling opportunities offshore Brazil and West Africa. Although there can be no assurances, the Company anticipates that with an acceptable long term contract, the capital requirements for the upgrade could be secured with either United States or Canadian government guarantees. Although the engineering studies and cost estimates are not complete, preliminary estimates indicate that the upgrades will cost approximately $90-$100 million and could be completed within a twelve month period. The Company is currently marketing the Laffit Pincay to obtain a long term drilling contract to support the capital requirements for the upgrade. In addition, the Company continues to market the Laffit Pincay for drilling services in the Gulf.

The Company is refocusing its business from the development, exploration and production of oil and gas in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada with initial emphasis on the offshore contract drilling business. The Company believes that the Atlantic Canada region offers significant investment opportunities and the Company plans to expand the number of drilling rigs it will own as well as diversify its business to include the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments. The Company has incurred approximately $12.4 million in costs associated with its Atlantic Canada strategy.

The ability of the Company to satisfy its future capital needs with respect to its planned Atlantic Canada strategy, particularly its ability to obtain regulatory approval and financing for the North Atlantic Partners pipeline project, will depend upon its ability to raise substantial amounts of additional capital and to implement its business strategy successfully. With respect to the Company's Atlantic Canada strategy, (i) the Company does not currently possess the capital necessary to implement its business strategy completely and there can be no assurances that the Company will be able to obtain sufficient capital for any or all of the projects, (ii) there can be no assurances that these projects and other opportunities will prove to be economical or that they will occur, and (iii) many of these projects will require governmental approvals, almost all of which the Company has yet to receive. Moreover, if there are developments that the Company determines to be indicative of a lack of reasonable opportunity to realize benefits for the Company's stockholders, then the Company will pursue other opportunities, wherever located, as the

Company determines to be in the Company's best interests. The Company is currently seeking industry partners to assist in the funding of the ongoing day-to-day operations of its planned Atlantic Canada strategy.

Since the Nasdaq National Market has delisted Tatham Offshore's common stock, the holders thereof will suffer a decrease in marketability of their shares and the liquidity of their investment in Tatham Offshore's common stock and its preferred stocks which are convertible into common stock. This potential decrease in the marketability and liquidity of the Company's common and preferred stock may have a material adverse effect on Tatham Offshore's ability to access equity markets in the future. See Item 1. "Consolidated Financial Statements -- Notes to the Consolidated Financial Statements -- Note 7 -- Commitments and Contingencies."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company is exposed to some market risk due to the floating interest rate under the Credit Facility. See "Item 2 -- Liquidity Outlook." A 1 1/2% increase in interest rates could result in a $875,000 annual increase in interest expense on the existing principal balance.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         RIGCO and FPS VI, significant subsidiaries of the Company, are party to a Credit Agreement dated as of September 30, 1996 (as amended, supplemented or otherwise modified from time to time, the "Credit Facility") with BHF-Bank Aktiengesellschaft, as administrative agent ("BHF"), Lehman Commercial Paper Inc., Hibernia National Bank, and certain other banks and financial institutions (collectively, the "Lenders").

         Pursuant to the terms of the Credit Agreement, RIGCO and FPS VI were required to pay $60.3 million, all amounts owing under the Credit Agreement, on April 30, 1999. RIGCO and FPS VI did not make payment of such amounts; as a result, an Event of Default has occurred and is continuing under the Credit Agreement.

         By letter dated May 3, 1999, BHF, on behalf of the Lenders, advised RIGCO and FPS VI that the Lenders would not exercise their rights, remedies, powers and privileges under the Credit Agreement and the other related loan documents at that time, but that they reserve the right to do so at any time they deem appropriate.

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


                                     TATHAM OFFSHORE, INC.


       Date:  May 17, 1999           By: /s/ DENNIS A. KUNETKA
                                         --------------------------------------
                                         Dennis A. Kunetka
                                         Chief Financial Officer and Secretary
                                         (Signing on behalf of the Registrant
                                          and as Principal Accounting Officer)

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

  27              Financial Data Schedule