Form 10-K
period 1999-06-30
TATHAM OFFSHORE INC
filed 1999-09-28
CIK 913358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO
                                                  ----    ----

                         COMMISSION FILE NUMBER. 0-22892

                               -----------------

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

                               -----------------

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

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
                            ---

       AS OF SEPTEMBER 15, 1999, THERE WERE OUTSTANDING 26,074,321 SHARES OF COMMON STOCK OF THE REGISTRANT. THE AGGREGATE MARKET VALUE ON SUCH DATE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES WAS AN ESTIMATED $1.2 MILLION.

================================================================================

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                  JUNE 30, 1999

                                      INDEX

PART I.....................................................................................................1
    Items 1 & 2.  Business and Properties..................................................................1
    Item 3.       Legal Proceedings.......................................................................16
    Item 4.       Submission of Matters to a Vote of Security Holders.....................................16

PART II...................................................................................................17
    Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters....................17
    Item 6.       Selected Financial Data.................................................................18
    Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................20
    Item 7A.      Quantitative and Qualitative Disclosure About Market Risk...............................27
    Item 8.       Financial Statements and Supplementary Data.............................................27
    Item 9.       Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure....................................................................27

PART III..................................................................................................28
    Item 10.      Directors and Executive Officers of the Registrant......................................28
    Item 11.      Executive Compensation..................................................................28
    Item 12.      Security Ownership of Certain Beneficial Owners and Management..........................28
    Item 13.      Certain Relationships and Related Transactions..........................................28

PART IV...................................................................................................42
    Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................42

     The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K (the "Annual Report"). Unless otherwise indicated, (i) all current and prospective information in this Annual Report gives effect to the Merger (as defined) and related transactions completed on or before August 14, 1998, including the sale of certain of Tatham Offshore's existing assets, the related retirement of certain amounts of Tatham Offshore's Preferred Stock, the contribution to Tatham Offshore of two semisubmersible drilling rigs, and the assumption of certain debt, (ii) all references to "Tatham Offshore" or "Company" are to Tatham Offshore, Inc. and its subsidiaries, and (iii) all financial information and per share data in this Annual Report gives effect to the one for ten reverse stock split Tatham Offshore completed on November 24, 1997.

     Historically, Tatham Offshore has been in the oil and gas exploration and development business, primarily in the Gulf of Mexico (the "Gulf"). The Company has refocused its business from the oil and gas exploration and production business in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada with an initial emphasis on the offshore contract drilling business. Accordingly, in connection with DeepTech International Inc.'s ("DeepTech") merger with a subsidiary of El Paso Energy Corporation ("El Paso") completed on August 14, 1998, Tatham Offshore (i) transferred its ownership of Tatham Offshore Development, Inc. ("Tatham Development"), which owns oil and gas producing properties, to DeepTech and its remaining oil and gas properties to Leviathan Gas Pipeline Partners, L.P. ("Leviathan"), a New York Stock Exchange-listed master limited partnership in which DeepTech owned an effective 23.2% interest on August 14, 1998, and (ii) acquired from DeepTech ownership of DeepFlex Production Services, Inc. ("DeepFlex") and therefore the FPS Laffit Pincay (the "Laffit Pincay") and the FPS Bill Shoemaker (the "Bill Shoemaker" and, together with the Laffit Pincay, the "Rigs"). RIGCO North America, L.L.C. ("RIGCO") and FPS VI, L.L.C. ("FPS VI"), wholly-owned subsidiaries of DeepFlex, own all of the interests in the Laffit Pincay and the Bill Shoemaker. For a description of certain items used herein relating to the oil and gas industry, see Items 1 & 2. "Business and Properties -- Certain Definitions."

                                     PART I

ITEMS 1 & 2.   BUSINESS AND PROPERTIES

OVERVIEW

     Tatham Offshore, a Delaware corporation founded in 1989, provides offshore contract drilling services to the oil and gas industry in the Gulf and Atlantic Canada and is currently pursuing an integrated energy related investment strategy in Atlantic Canada. Through August 14, 1998, Tatham Offshore had been engaged in the development, exploration and production of oil and gas reserves located primarily in the Gulf focusing principally on the flextrend and deepwater areas.

DEEPTECH MERGER AND RELATED TRANSACTIONS

     On August 14, 1998, DeepTech merged with a subsidiary of El Paso (the "Merger"). As a result of the Merger and related transactions, Tatham Offshore and DeepTech were restructured by exchanging certain assets so that DeepFlex, the indirect owner of two semisubmersible drilling rigs, became a wholly-owned subsidiary of Tatham Offshore and Tatham Offshore transferred its interest in the Sunday Silence prospect to DeepTech and transferred all of its remaining assets located in the Gulf to Leviathan, an affiliate of DeepTech and formerly an affiliate of Tatham Offshore. As such, all of the Company's oil and gas operations in the Gulf are reflected as discontinued operations in the financial statements. In connection with this reorganization, Tatham Offshore became independent of DeepTech pursuant to a spin-off transaction effected by a Rights Offering (the "Rights Offering") in which DeepTech offered and sold all of the shares of Tatham Offshore common stock and Series A Preferred Stock held by DeepTech to the stockholders of DeepTech.

     On July 16, 1998, the Securities and Exchange Commission declared effective Tatham Offshore's Registration Statement on Form S-1 relating to the offering of rights to the DeepTech stockholders to purchase DeepTech's 28,073,450 shares of Tatham Offshore common stock and 4,670,957 shares of Tatham Offshore's Series A Preferred Stock in the Rights Offering. As a result of the Rights Offering, unaffiliated parties purchased 3,378,693 shares of common stock and 562,148 shares of Series A Preferred Stock. Tatham Brothers Securities, LLC ("TB Securities"), an affiliate of Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of Tatham Offshore, purchased 20,768,011 shares of common stock and 3,455,444 shares of Series A Preferred Stock which resulted in DeepTech receiving net proceeds from the Rights Offering of $75.0 million. In exchange for committing to purchase a specified portion of the stock underlying any unexercised rights, TB Securities received a fee of $6.9 million. In connection with the Rights Offering, Tatham Offshore purchased and cancelled all of the shares of

Common Stock and Series A Preferred Stock that were not acquired by the holders of rights or TB Securities in the Rights Offering, 3,926,746 shares of Common Stock and 653,365 shares of Series A Preferred Stock, respectively, and the proceeds from such purchase by Tatham Offshore were contributed by DeepTech to Tatham Offshore. DeepTech no longer owns any of Tatham Offshore's capital stock as a result of the Rights Offering.

     Following the restructuring, Tatham Offshore's marine services business includes two semisubmersible drilling rigs, the Bill Shoemaker and the Laffit Pincay, currently owned by wholly-owned subsidiaries of DeepFlex. In addition, Tatham Offshore will continue to pursue energy related opportunities in Atlantic Canada, including the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments including upstream exploration and production activities and the acquisition of oil and gas concessions or license interests.

RECENT EVENTS

Defaults Under Credit Facilities

     On September 30, 1996, RIGCO, a subsidiary of DeepFlex, entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Bill Shoemaker, to fund significant upgrades to the Bill Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the Bill Shoemaker. Pursuant to the terms of the Credit Facility, RIGCO was required to pay $58.1 million in principal and $2.2 million in accrued interest on April 30, 1999. RIGCO did not make payment of such amounts; as a result, an Event of Default has occurred and is continuing under the Credit Facility.

     In connection with the Merger, Tatham Offshore entered into a $22.9 million short-term financing arrangement with Tatham Brothers, LLC ("Tatham Brothers") (as amended, the "Short-Term Facility"). Proceeds from the Short-Term Facility were used to refinance existing loans and provide funds necessary to satisfy certain obligations of the Company in connection with the Merger and Rights Offering. Pursuant to the terms of the Short-Term Facility, the Company was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amounts; as a result, an Event of Default has occurred and is continuing under the Short-Term Facility. See "Note 7 -- Related Party Transactions -- Long-Term Debt to Affiliates" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for additional discussion of the credit facilities of Tatham Offshore and its subsidiaries.

Bankruptcy Filing by Subsidiaries

     On August 9, 1999, RIGCO, FPS VI, FPS III, Inc. and FPS V, Inc. filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing"). RIGCO owns a 100% interest in the Bill Shoemaker and a 25% undivided interest in the Laffit Pincay. FPS VI, owns a 75% undivided interest in the Laffit Pincay. FPS III, Inc. and FPS V, Inc. are the owners of RIGCO and FPS VI, with FPS III, Inc. owning a 50% interest in RIGCO and FPS V, Inc. owning a 50% interest in RIGCO and a 100% interest in FPS VI. The proceedings of RIGCO, FPS VI, FPS III, Inc. and FPS V, Inc. have been consolidated for administrative purposes. As a result of the Bankruptcy Filing, the Rigs are being managed by the Company's subsidiaries as debtors-in-possession. Under the provisions of the Bankruptcy Code, the debtors-in-possession have the exclusive right, for 120 days following the date of the Bankruptcy Filing, to file a plan of reorganization with the Bankruptcy Court. The syndicate of lenders under the Credit Facility have a secured interest in substantially all of the assets of RIGCO and FPS VI. At this time it is difficult to assess the ultimate effects of these bankruptcy proceedings on RIGCO and its affected affiliates and the Company, including the likelihood of a successful reorganization or a full or partial liquidation.

Lawsuit Against Schlumberger Technology Corporation

     On July 26, 1999, RIGCO filed a petition in the 165th Judicial District Court in Harris County, Texas, alleging more than $51 million in actual damages against Schlumberger Technology Corporation and Schlumberger Canada, Ltd. (collectively, "Schlumberger") for claims arising out of Schlumberger's Sedco Forex Division's marketing, manning, management and operation of the Bill Shoemaker and Laffit Pincay pursuant to certain charter, make-ready and other agreements and arrangements. The allegations include claims of gross negligence, breach of contract, fraud, negligent misrepresentation and negligence. RIGCO is seeking an unspecified amount of exemplary damages. RIGCO has alleged in bankruptcy court proceedings that the manner in which Schlumberger performed its duties with respect to the Bill Shoemaker and Laffit Pincay during the course of the management and charter agreements resulted in RIGCO's financial difficulties and caused it to default on its secured debt obligations.

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

New Credit Facility

     Effective July 1, 1999, Tatham Offshore entered into a revolving draw facility with Tatham Investment Corp. which is 100% owned by Thomas P. Tatham. The revolving draw facility provides for loans, at the lenders' sole discretion, by Tatham Investment Corp. to the Company in amounts up to $5.0 million. The revolving draw facility bears interest at the rate of 15% per annum and is payable upon demand by the lender. Through September 15, 1999, the Company has borrowed $2.6 million under this facility. The Company has agreed to pledge all of its equity ownership in certain wholly-owned subsidiaries of the Company as well as a certain promissory note issued by Tatham Offshore Canada, Limited.

CONTRACT DRILLING SERVICES

     DESCRIPTION OF THE RIGS

     Semisubmersible rigs are floating platforms that consist of an upper working and living deck resting on vertical columns connected to lower hull members. These rigs operate in a "semisubmerged" position, remaining afloat, off bottom in a position in which the lower hull is from 55 to 90 feet below the water line and the upper deck protrudes well above the surface. The Rigs are positioned by chain mooring lines with anchors on the sea floor and remain stable for drilling in the semisubmerged floating position due in part to their wave transparency characteristics at the water line. The Rigs are able to change draft through a water ballasting system that permits them to be submerged to a predetermined depth so that a portion of the hulls are below the water surface during drilling operations.

     FPS Bill Shoemaker. The Bill Shoemaker is a self-propelled, twin pontoon, eight column, second generation semisubmersible drilling rig of Aker H-3 design. It can drill to depths of 25,000 feet, in water depths of up to 1,500 feet and has a drilling variable load of approximately 3,850 short tons, a VARCO TDS-4S top-drive drilling system, a 10,000 psi blow-out prevention system, 2,000 barrel mud pits and eight 80,000 pound riser tensioners. This rig was built in 1976 and was extensively refurbished, repaired, renovated and upgraded in 1997 at a cost of approximately $56 million. The upgrades included installing a new heliport, mud booster line, third mud pump, a third level of personnel accommodations and a new electrical "SCR" system. In addition, the Bill Shoemaker underwent a complete winterization program in this upgrade, and, as a result, is again able to operate year-round in harsh environments, such as the North Sea, offshore Newfoundland and eastern Canada, where it has operated in the past.

     FPS Laffit Pincay. The Laffit Pincay is a second generation semisubmersible drilling rig of Penrod/Reineke design. The Laffit Pincay is capable of drilling to depths of 25,000 feet, in water depths of up to 1,200 feet and has a drilling variable load of approximately 2,000 short tons, a 10,000 psi blow-out prevention system, 1,600 barrel mud pits and six 80,000 pound riser tensioners. This rig was built in 1976 and was refurbished, upgraded and renovated in 1996 at a cost of approximately $18 million with the installation of a VARCO TDS-3S top-drive system and a new electrical "SCR" system.

     RIG MANAGEMENT

     Pursuant to management and charter agreements, Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") has marketed, managed, and operated the Rigs. On January 22, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreements for the Laffit Pincay. Effective March 23, 1999, RIGCO took over the marketing, management and operational responsibilities for the Laffit Pincay. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. Under the Bill Shoemaker management and charter agreement, Sedco Forex will continue to man and operate the rig through the conclusion of its current drilling contract with Husky Oil Operations Limited. At the conclusion of the current Husky Oil Operations Limited drilling contract, RIGCO will assume the marketing, management and operational responsibilities for the Bill Shoemaker. RIGCO is currently evaluating the possibility of entering into new management and charter arrangements or bareboat charter agreements with other rig operators for the operations of either or both of the Rigs.

     CONTRACT FOR DRILLING EQUIPMENT

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

     As an alternative to entering into drilling contracts, the Company may bareboat charter one or both of the Rigs. Under a bareboat charter, the Company would receive a fixed dollar amount per day for the use of the rig by another offshore drilling contractor. The Company would receive the fixed dollar amount whether or not the drilling contractor actually utilizes the rig. Under a bareboat charter arrangement, the Company would generally receive a lower per day rate but would eliminate the risk and expense associated with having idle equipment.

     FPS Bill Shoemaker. After completion of the upgrade and refurbishment in July 1997, the Bill Shoemaker was mobilized to the Grand Banks area offshore Newfoundland where it completed drilling an exploratory well for Amoco Canada Petroleum Company Ltd. in the West Bonne Bay Field. Amoco Canada exercised an option to drill a second well under this agreement but failed to actually drill such well. To date, the Company has not received any compensation relating to the Amoco Canada option well. Following the completion of the Amoco Canada well, the Bill Shoemaker returned to the Gulf of Mexico and effective January 25, 1998 was under contract to Shell Offshore Inc. ("Shell") for a one-year period. The Company was notified by Sedco Forex that as of November 18, 1998 Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. The Company has been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998 but has not been paid for any period since that time.

     After the early termination of the Shell contract, the Bill Shoemaker underwent upgrades and refurbishments in a shipyard in Galveston, Texas prior to returning to the Grand Banks area offshore Newfoundland. From March through September 1999, the Bill Shoemaker drilled three wells for Husky Oil Operations, Ltd. on their Whiterose project, offshore Newfoundland. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. The termination of the management and charter agreement will be effective following the end of the Husky contract. During the year ended June 30, 1999, the Bill Shoemaker generated $37.6 million in revenue.

     FPS Laffit Pincay. Following the completion of a refurbishment and upgrade program in February 1996, the Laffit Pincay was placed under contract with Leviathan to complete a previously drilled well and drill a new well in Garden Banks Block 117. Following the completion of the well for Leviathan, the Laffit Pincay was committed to Phillips Petroleum Company to drill one well at Garden Banks Block 70 in the Gulf with options to drill and/or complete three additional wells at various Gulf locations. This contract was completed in late September 1997 after Phillips drilled one of its "option" wells. Pennzoil Exploration and Production Company entered into an agreement to drill two wells following the completion of the two Phillips wells. Pennzoil drilled one of its wells with the Laffit Pincay but failed to drill the second contract well.
To date, the Company has not received any compensation for the second Pennzoil well. Following the early release of the Laffit Pincay from Pennzoil, the rig was taken out of service for approximately six weeks to complete scheduled maintenance and certain upgrades. From April 23, 1998 through July 18, 1998, the Laffit Pincay was not under contract due to the softening of market conditions for similar rigs in the Gulf. From July 19, 1998 through August 11, 1998, the Laffit Pincay was under contract with Ocean Energy, Inc. to conduct a one well program. From August 12, 1998 to the present date, the Laffit Pincay has not been under contract.

     On March 23, 1999, RIGCO assumed the management and operational responsibility for the Laffit Pincay. The Laffit Pincay is currently stacked in a shipyard in Pascagoula, Mississippi. The Company is in the process of completing engineering studies and obtaining cost estimates to upgrade the rig to enable it to drill in a dynamic position mode in water depths of up to 5,000 feet. The Company believes that the Laffit Pincay, upgraded for dynamic positioned drilling, would make an ideal candidate for drilling opportunities offshore Brazil and West Africa. Although the engineering studies and cost estimates are not complete, preliminary estimates indicate that the upgrades will cost approximately $90-$100 million and could be completed within a twelve month period. The Company is currently attempting to market the Laffit Pincay to obtain a long-term drilling contract to support the capital requirements for the upgrade; however, no assurances can be made regarding when or if any such contract could be obtained. In addition, the Company continues to market the Laffit Pincay for drilling services in the Gulf and FPS opportunities in Brazil and the Grand Banks area offshore Newfoundland. During the year ended June 30, 1999, the Laffit Pincay generated $2.2 million in revenue. However, no assurance can be made as to when and for what term the Laffit Pincay will be under contract in the future. See "-- Competition" and " -- Industry Conditions."

     CUSTOMERS

     The Company provides offshore drilling services to a market that is comprised of major and independent oil and gas companies. The Company does not have as many customers as its competitors primarily due to the Company's limited number of rigs and operating history and the manner in which it has traditionally marketed its rigs through charter agreements with Sedco Forex. Historically, the Rigs were deployed to several companies as discussed above, through contracts with Sedco Forex. Prospectively, the Company intends to enter into one or more agreements with other rig operators to either bareboat charter the Rigs or to man and operate the Rigs, including assisting the Company in attracting new customers for the Rigs. The Company will also attempt to market the Rigs directly to potential customers, although it is difficult to assess the potential outcome of such efforts.

     COMPETITION

     The contract drilling industry is an intensely competitive industry where no one company is dominant. The Company's ability to continue to generate business is dependent primarily on the level of domestic oil and gas exploration and development activity and, in part on its ability to adapt to new technology and drilling techniques as they become available. The Company competes with numerous other drilling contractors, some of whom are substantially larger than the Company and possess appreciably greater financial and other resources.

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

     Moreover, the prospects for the offshore contract drilling industry as a whole during 1997 and early 1998 led to increased rig activation, enhancement and construction programs by the Company's competitors. Furthermore, the Company understands that there are currently several new rigs under construction at various shipyards worldwide. A significant increase in the supply of technologically-advanced rigs capable of drilling in deepwater, including drillships, may have an adverse effect on the average operating rates and utilization levels for the Rigs.

     INDUSTRY CONDITIONS

     The demand for offshore drilling services, and thus the Company's revenues and earnings, are directly affected by the worldwide level of oil and gas exploration and development activity. From the mid-1980s through the early 1990s, demand for offshore drilling rigs was declining or flat, and the industry fleet of offshore drilling rigs was reduced. In recent years, demand for offshore rigs has improved, but the supply of rigs is only now beginning to increase. The industry has emphasized upgrading and refurbishing existing rigs, due to the high capital costs and long lead times associated with new construction. In the last two years, however, several competitors have begun construction of new-build deepwater drillships and semisubmersible rigs in response to increased demand for rigs with deepwater capabilities. The new-build rigs and refurbished rigs are beginning to become available in the marketplace which increases competition for an already reduced level of drilling contracts.

     Technological advances such as extended reach drilling, multilateral drilling techniques and new offshore development and production applications have reduced the costs of developing oil and gas fields. As a result, previously uneconomic discoveries, particularly in deeper water, have become viable, and the industry has placed increasing emphasis on exploiting existing resources using new applications. The development of three-dimensional seismic surveys has reduced exploration risks, thus placing increased emphasis on selective exploratory drilling. However, oil prices declined substantially during 1998, which caused drilling budgets for 1999 to decline. Although temporary downturns in oil prices do not generally have an impact on the demand for deepwater drilling rigs, such declines have caused dayrates to decline. In addition to the Laffit Pincay, there are several similarly equipped semisubmersibles currently deployed in the Gulf that do not have current drilling contracts or commitments. By mid-1999, oil and natural gas prices increased to pre-1998 levels which should result in increased drilling budgets for the year 2000.

     DEPENDENCE ON KEY PERSONNEL

     The Company is highly dependent on the services and expertise provided to it by the Company's Chairman of the Board and Chief Executive Officer, Mr. Thomas P. Tatham, the loss of which could substantially impair the Company's operations. The Company has not entered into an employment contract with Mr. Tatham, nor has it obtained "key man" life insurance on his life. Mr. Tatham has not received any salary or other compensation since August 14, 1998.

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

     MAINTENANCE

     The Rigs require continuous and significant maintenance to remain operational, competitive and economically efficient. In addition to daily repairs and maintenance and planned monthly or annual maintenance, which may constitute as much as 15% to 20% of the aggregate operating expenditures of a properly maintained rig, semisubmersible rigs require periodic major maintenance, reworking and refurbishment, and replacement of major drilling equipment, power generation equipment, mooring systems and drill pipe. Because such major maintenance results in significant expenditures as well as the loss of revenue associated with the required downtime, it usually is scheduled over a rolling five year period and coordinated with other necessary operations and, where possible, business cycles. Both Rigs have recently completed a total maintenance and refurbishment program, including recent repairs and certain upgrades to both the Laffit Pincay and the Bill Shoemaker.
See "-- Description of Rigs."

     Notwithstanding the age of its Rigs, the Company believes that it will be feasible to continue to upgrade them. However, there can be no assurance as to if, when or to what extent upgrades will continue to be made to such Rigs. If such upgrades are undertaken, there can be no assurance that the upgrades can be completed in a cost-effective manner or that there will be adequate demand for the Rigs' services.

ATLANTIC CANADA STRATEGY

     As its principal focus, the Company intends to pursue an integrated investment strategy in Atlantic Canada by leveraging initially on the availability and utilization of the Rigs. The Company believes that the Atlantic

Canada region offers significant investment opportunities. The Company's plans include utilizing the Bill Shoemaker, its cold weather, hostile environment drilling rig, as well as diversifying its business to include substantial natural gas gathering and transmission facilities, fixed location gravity based platforms, related gas processing facilities, a facility for the generation of electricity and other related investments including upstream exploration and production activities and the acquisition of oil and gas concessions or license interests. In Atlantic Canada, as with any frontier region, there will be substantial risks associated with investments in such projects. However, the Company believes that by using an integrated investment approach related to the development of the region's hydrocarbon reserves, the potential for investment returns is maximized. The Company is contemplating pursuing the development of the projects described below. Each of these projects is in a preliminary, conceptual phase. In addition, (i) the Company does not currently possess the capital necessary to implement its business strategy completely and there can be no assurances that the Company will be able to obtain sufficient capital for any or all of the projects, (ii) there can be no assurances that these projects and other opportunities will prove to be economic or that they will occur, and (iii) many of these projects will require governmental approvals, almost all of which the Company has yet to receive. Moreover, if there are developments that the Company determines to be indicative of a lack of reasonable opportunity to realize benefits for the Company's stockholders, then the Company will pursue other opportunities, wherever located.

     Pipeline Activities. During 1997, Tatham Offshore Canada Limited, a wholly-owned subsidiary of the Company, was formed to pursue business opportunities in the Atlantic Canada region. In addition, the Company has caused to be formed two limited partnerships, one in Canada and one in the United States and both known collectively as North Atlantic Pipeline Partners to construct and operate an offshore natural gas or multi-phase pipeline from the Grand Banks area offshore Newfoundland to the east coast of the United States with land falls in both Newfoundland and Nova Scotia.

     Since another pipeline company was given regulatory authority to construct a pipeline from the offshore Nova Scotia area, North Atlantic Pipeline Partners has refocused its efforts to concentrate on the first phase of the pipeline. As redesigned, the initial phase of the pipeline project would be approximately 615 kilometers long and would originate in the Jeanne D'Arc Basin of the Grand Banks area and extend to a point near Come-by-Chance, Newfoundland and would include the construction of a gravity based structure ("GBS") on the Grand Banks.

     In conjunction with its application to the NEB in 1997, North Atlantic Pipeline Partners obtained nonbinding letters of intent for the use of its system to deliver gas to the United States which total approximately 500 MMcf per day. The Company believes that there is significant reserve potential from the areas offshore Atlantic Canada and as that reserve potential is developed, a second pipeline into the United States will be required to meet increased demand for natural gas on the east coast of the United States. The timing of increased drilling activity and the development of the Atlantic Canada reserve potential is dependent upon major and independent producers. As development drilling in the area continues, the Company will be better able to assess the timing and construction requirements for a second pipeline into the United States.

     Gas Processing Facility. The natural gas that will be produced in the Grand Banks area and potentially be transported through North Atlantic Pipeline Partners' pipeline system is expected to contain significant quantities of natural gas liquids ("NGLs"), such as ethane, propane, butanes and natural gasoline. These NGLs can be recovered from the natural gas stream through processing. The Company is investigating the possibility of developing a gas processing plant to use the natural gas from the Grand Banks area. The Company estimates that a processing plant to process the natural gas would cost approximately $110 million and would be able to initially process up to 400 MMcf of gas per day, with the ability to be upgraded to process additional natural gas at a cost of approximately $75 million for each additional 400 MMcf per day. In addition, the Company is evaluating opportunities to maximize economic value from potential processing operations with petrochemical producers and with other potential users of NGLs. The successful development of any such processing project would be dependent on the construction of the pipeline system proposed by the North Atlantic Pipeline Partners. The Company currently does not possess the capital necessary to construct a gas processing plant and there can be no assurances that the Company will be able to raise sufficient capital resources at attractive rates to construct such a facility.

     Power Generation Facility. To develop a market for the Grand Banks area natural gas, in addition to a gas processing plant, the Company has examined the feasibility of building a gas fired power generating plant at a cost of approximately $260 million for 600 megawatts of combined cycle power generation. Electrical generation in Newfoundland is currently not gas fired, relying instead, in large part, on less efficient, transported fuel oil. The successful development of any such power generation project would be dependent on the construction of the pipeline system and gas processing facility discussed above.

     Hydrocarbon Marketing Company. As part of its activities in the region, the Company has formed North Atlantic Hydrocarbons Marketing, Inc. ("North Atlantic Marketing") to buy natural gas and NGLs contained in the natural gas stream in the production. North Atlantic Marketing would assume the marketing risk related to the natural gas stream, purchasing the natural gas and entrained liquids, and in some cases oil, from producers and finding a market for those hydrocarbons.

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

     On September 18, 1998, Tatham Offshore Canada was informed by the Canada-Newfoundland Offshore Petroleum Board that it was the successful bidder on an exploration license offshore Newfoundland. The exploration license is located on the Grand Banks and contains approximately 176,000 acres. The Company has agreed to spend approximately CN $1,000,000 in the five years following the grant of the license in qualified exploration expenditures in the defined area. The Company may participate as a bidder in upcoming licensing rounds offshore Newfoundland.

     Other Opportunities. Among other potential businesses the Company may enter, the Company is currently evaluating the feasibility of (i) an industrial gas distribution system, (ii) an ice management system designed to manage and reduce the risk of potential damage to its proposed offshore pipelines and subsea facilities owned by other parties, operated through the Company's subsidiary, Berg Masters Limited, (iii) a large diameter steel pipe rolling mill, (iv) methanol production, and (v) other opportunities related to or located in Atlantic Canada. There can be no assurances that such opportunities will prove economic, be financeable or will occur.

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

     DESCRIPTION OF SIGNIFICANT PROPERTIES

     The following is a description of the significant properties that Tatham Offshore held until August 14, 1998, the date the Merger and related transactions were completed. See " -- DeepTech Merger and Related Transactions".

     Viosca Knoll Block 817. Viosca Knoll Block 817 is a producing property that is comprised of 5,760 gross (1,440 net) acres located 40 miles off the coast of Louisiana in approximately 650 feet of water. Tatham Offshore owned a 25% working interest (the "Subject Interest") in the Viosca Knoll Block 817 acreage, which interest is burdened by a convertible production payment described below. See "-- Reversionary Interests." From the inception of production in December 1995 through June 30, 1998, the Viosca Knoll Block 817 project has produced 12.4 Bcf of gas and 22,527 barrels of oil, net to Tatham Offshore's 25% working interest. Gas production from Viosca Knoll Block 817 is dedicated to Leviathan for gathering through the Viosca Knoll system.

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

     Ewing Bank Blocks 958, 959, 1002 and 1003. Tatham Development owns a 100% working interest in Ewing Bank Blocks 958, 959, 1002 and 1003, the Sunday Silence Project, an undeveloped field that is comprised of 20,160 gross acres located approximately six miles south of Ewing Bank Blocks 914 and 915 (discussed below) in water depths ranging from 1,400 to 1,600 feet. In July 1994, Tatham Offshore completed the drilling of an exploratory well, the Ewing Bank 958 #1. The Ewing Bank 958 #1 well, which was drilled to a total measured depth of 17,600 feet, identified pay zones in the Pliocene aged formations lying primarily at measured depths between 10,000 and 15,000 feet. Tatham Offshore completed drilling a second well at Ewing Bank Block 1003 in September 1994 to delineate the field. During October 1994, the Ewing Bank 1003 #1 delineation well was flow-tested at a rate of approximately 8,700 barrels of oil and 5.4 MMcf of gas per day.

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

     In connection with the Merger and related transactions, Tatham Offshore conveyed to DeepTech all of its outstanding shares of capital stock of Tatham Development as discussed in " -- DeepTech Merger and Related Transactions".

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

     Reversionary Interests. Tatham Offshore canceled its reversionary working interests of 37.5% in Viosca Knoll Block 817, 25% in Garden Banks Block 72 and 25% in Garden Banks Block 117 in connection with the Merger and related transactions discussed in " -- DeepTech Merger and Related Transactions".

     Ship Shoal Block 331 Platform. Tatham Offshore owned 100% of a multipurpose platform located in Ship Shoal Block 331. The Ship Shoal 331 Platform is located adjacent to Leviathan's platform at Ship Shoal Block 332 which serves as the junction platform connecting two pipeline systems in which Leviathan owns an approximate 25.7% interest. The Ship Shoal 331 Platform was conveyed to Leviathan in connection with the Merger and related transactions discussed in "-- DeepTech Merger and Related Transactions."

     CUSTOMERS AND CONTRACTS

     Ewing Bank Gathering Agreement. In 1992, Leviathan, DeepTech and Tatham Offshore entered into the Ewing Bank Gathering Agreement (the "Ewing Bank Agreement"). Pursuant to the Ewing Bank Agreement and the Master Gas Dedication Agreement (as discussed below), all existing and future oil and gas production from Tatham Offshore's leaseholds in the Ewing Bank project area was dedicated to Leviathan for transportation.

     Master Gas Dedication Agreement. In December 1993, Leviathan and Tatham Offshore entered into the Master Gas Dedication Agreement pursuant to which Tatham Offshore dedicated to Leviathan transportation of all future production, if any, from Tatham Offshore's Viosca Knoll Block 817, Garden Banks Block 72, Garden Banks Block 117 and Ship Shoal Block 331 project areas and, in certain cases, additional acreage contained in adjoining areas of mutual interest. In exchange, Leviathan agreed to install certain pipeline facilities necessary to transport production from these areas and to provide transportation services with respect to such production.

     Marketing Agreements. Tatham Offshore and Offshore Gas Marketing, Inc. ("Offshore Marketing"), a subsidiary of DeepTech, entered into agreements whereby Offshore Marketing agreed to purchase all of the gas, oil and condensate produced by Tatham Offshore. The agreement provides Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling Tatham Offshore's production. During the year ended June 30, 1998, Tatham Offshore's sales to Offshore Marketing totaled $10.8 million. During the year ended June 30, 1999, Tatham Offshore's sales to Offshore Marketing totaled $0.9 million.

     All of the foregoing agreements were either terminated or assigned to DeepTech or Leviathan in connection with the Merger and related transactions.

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

     PRODUCTION, UNIT PRICES AND COSTS

     The following table sets forth certain information regarding the production volumes of, average unit prices received for and average production costs for Tatham Offshore's sale of oil and gas for the periods indicated:


                                      Natural Gas (MMcf)   Oil and Condensate (Mbbl)
                                      Year Ended June 30,     Year Ended June 30,
                                      -------------------  -------------------------
                                       1998       1997          1998        1997
     Net production................    4,532      7,180            16         170
     Average sales price...........   $ 2.34     $ 2.36        $16.24      $22.35
     Average production costs (1)..   $ 1.13     $ 1.03        $ 6.79      $ 6.19

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

     ACREAGE

     Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. All of Tatham Offshore's acreage is undeveloped. Gross acres refer to the combined number of acres in which a working interest is owned directly by Tatham Offshore. The number of net acres is the sum of the fractional ownership of working interests owned directly by Tatham Offshore in the gross acres. At June 30, 1999, Tatham Offshore had a 100% working interest in Exploratory License EL No. 1042 consisting of 71,251 hectares (approximately 176,000 acres) offshore Newfoundland, Canada.

OIL AND GAS DRILLING ACTIVITY

     During the year ended June 30, 1997, Tatham Offshore drilled four gross and one net natural gas development wells. The Company did not have any oil and gas drilling activity for the years ended June 30, 1998 and 1999. As of June 30, 1999, the Company did not have an interest in producing oil or gas wells.

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

     Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. Section 9601 et. seq., and comparable state statutes, also known as "Superfund" laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that cause or contribute to the release or threatened release of a "hazardous substance" into the environment. These persons include the current owner or operator of a site, the past owner or operator of a site, and companies that transport, dispose of or arrange for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA or state agency and, in some cases third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Despite the "petroleum exclusion" of Section 101(14) that currently encompasses natural gas, the Company may nonetheless generate or transport "hazardous substances" within the meaning of CERCLA, or comparable state statutes, in the course of its ordinary operations. In addition, certain petroleum refining wastes that previously were not regulated as hazardous wastes may now fall within the definition of CERCLA hazardous substance. Thus, the Company may be responsible under CERCLA or the state equivalents for all or part of the costs required to clean up sites where a release of a hazardous substance has occurred.

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

EMPLOYEES

     As of August 31, 1999, Tatham Offshore had 27 employees. Prior to August 14, 1998, all individuals, including executive officers, necessary to meet the financial, geological, engineering and other technical and administrative requirements of the Company were provided by DeepTech pursuant to a management agreement with Tatham Offshore (the "Management Agreement"), or affiliates of DeepTech pursuant to service contracts. The Management Agreement, as amended, provided for an annual management fee of 26% of DeepTech's overhead expenses. For the year ended June 30, 1998, DeepTech charged Tatham Offshore $4.4 million pursuant to such Management Agreement. The Management Agreement was terminated on August 14, 1998. See " -- Recent Events".

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

ITEM 3.        LEGAL PROCEEDINGS

     RIGCO North America, L.L.C. v. Schlumberger Technology Corporation, et al., Cause No. 99-38082. On July 26, 1999, RIGCO sued Schlumberger Technology Corporation ("STC") and Schlumberger, Canada Ltd. ("SCL") seeking over $51 million in damages in connection with the defendants' charters of the FPS Laffit Pincay and the FPS Bill Shoemaker. RIGCO's suit alleges causes of action for gross negligence, breach of contract, negligence, fraud, and negligent misrepresentation arising from Defendants' management, operation and marketing of both rigs as well as STC's agreement to renovate the Bill Shoemaker. Both defendants have answered in the case, but no trial date is set at this time. The suit is proceeding in state district court in Harris County, Texas.

     In re RIGCO North America, L.L.C., et al.; In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division; Case
Nos. 99-22401-C-11 through 99-22404-C-11 (Jointly Administered under Case No. 99-22401-C-11). On August 9, 1999, RIGCO North America, L.L.C., FPS VI, L.L.C., FPS III, Inc., and FPS V, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code. The Debtors are operating their businesses and managing their property as debtors-in-possession. The Debtors have obtained interim authority for the use of cash collateral through an agreement between the Debtors and the secured creditors, which agreement is scheduled to expire on October 31, 1999.

     RIGCO North America, L.L.C. v. Schlumberger Technology Corporation and Schlumberger Canada Ltd.; In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division; Adversary No. 99-2154-C. On September 3, 1999, RIGCO North America, L.L.C. filed a complaint against Schlumberger Technology Corporation and Schlumberger Canada Ltd. to avoid a preferential transfer or transfers pursuant to 11 U.S.C. Section 547 and to recover the property transferred or its value pursuant to 11 U.S.C. Section 550. The Defendants have not yet answered the complaint. On September 21, 1999, the Court entered a Comprehensive Discovery, Mediation and Scheduling Order.

     The Company is involved in certain legal proceedings which have arisen in the ordinary course of business. Management believes that the outcome of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     As of August 31, 1999, there were approximately 160 holders of record of the common stock. The following table sets forth the high and low sales prices for the common stock as quoted on The Nasdaq National Market or the OTC Bulletin Board for the periods indicated. On May 13, 1999, the Company's common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board. In addition, the table is adjusted for the one for ten reverse common stock split Tatham Offshore effected on November 24, 1997.


                                                    Common Stock Price Range
                                                    ------------------------
                                                         High        Low
YEAR ENDED JUNE 30, 1997
   First Quarter...........................             13 3/4     7   1/2
   Second Quarter..........................              9 3/8     4   3/8
   Third Quarter...........................              9 3/8     5
   Fourth Quarter..........................              7 1/2     5

YEAR ENDED JUNE 30, 1998
   First Quarter...........................              6 7/8     2 13/16
   Second Quarter..........................              5 5/8     2   1/2
   Third Quarter ..........................              4 7/8     3
   Fourth Quarter..........................              4 1/4     3

YEAR ENDED JUNE 30, 1999
   First Quarter...........................              3 3/4     1   3/8
   Second Quarter..........................              2           11/32
   Third Quarter ..........................                3/4        5/16
   Fourth Quarter..........................                5/8       11/32

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

     The following table summarizes the Company's outstanding equity at June 30, 1999:


                                                                                                  Conversion/
                                      Shares            Liquidation        Dividend   Accrued       Exchange
            Equity                 Outstanding          Preference           Rate    Dividends      Features       Symbol
            ------                 -----------          -----------        --------  ---------     ----------      ------
Senior Preferred Stock(a)                 -- (a)      $1,000 per share       9%     $       --(a)    (a)            N/A

Series A Preferred Stock(b)       17,184,133 (f)      $ 1.50 per share      12%     $9,363,000       (c)(d)       TOFFL (e)

Series B Preferred Stock              74,379          $ 1.00 per share       8%     $   16,000       (c)(d)       TOFFO (e)

Series C Preferred Stock(c)          321,205          $ 0.50 per share       4%     $   16,000       (c)(d)       TOFFN (e)

Common Stock(b)                   26,074,321 (f)           N/A              --      $       --          --        TOFF  (e)

--------------

(a) In March 1998, Tatham Offshore eliminated its 9% Senior Convertible Preferred Stock and replaced this stock with Series B 9% Senior Convertible Preferred Stock ("Senior Preferred Stock"). In connection with the Redemption Agreement, Leviathan returned to Tatham Offshore the Senior Preferred Stock on August 14, 1998 in exchange for certain assets. Tatham Offshore then eliminated the Senior Preferred Stock. Each share of the Senior Preferred Stock was senior to all other classes of Tatham Offshore preferred and common stock in the case of liquidation, dissolution or winding up of Tatham Offshore. Leviathan held all outstanding shares. The Senior Preferred Stock was convertible into Series A Preferred Stock using a conversion ratio equal to (i) the liquidation preference amount plus accumulated unpaid dividends divided by (ii) $0.9375.

(b) As of June 30, 1998, DeepTech held 28,073,450 shares and 4,670,957 shares of outstanding common stock and Series A Preferred Stock, respectively. On August 14, 1998, DeepTech divested itself of this equity ownership through the Rights Offering.

(c) At any time until December 31, 1998, each share could have been exchanged for 0.4 Exchange Warrants. Each full Exchange Warrant entitled the holder thereof to purchase one share of common stock at $6.53 per share. The Exchange Warrants expired on July 1, 1999. Alternatively, at any time, the holder of any shares may convert the liquidation value and unpaid dividends into shares of common stock at $6.53 per share.

(d)  Redeemable at the option of Tatham Offshore on or after July 1, 1997.

(e)  The common and preferred stock is traded on the OTC Bulletin Board Service.

(f) In connection with the Rights Offering, Tatham Offshore purchased all of the shares of Common Stock and Series A Preferred Stock that were not acquired by the holders of Rights or TB Securities in the Rights Offering, 3,926,746 and 653,365, respectively, and the proceeds from such purchase by Tatham Offshore were contributed by DeepTech to Tatham Offshore.

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

     In December 1997, Tatham Offshore issued 26,666,667 shares of its common stock to DeepTech in exchange for $60 million of Subordinated Convertible Promissory Notes held by DeepTech. Such transaction was completed without registration under the Securities Act in reliance on the exemption provided by Sections 4(2) and 3(a)(9) of the Securities Act.

ITEM 6.        SELECTED FINANCIAL DATA

     The selected financial data set forth below for the Company for each of the three years ended June 30, 1999, 1998 and 1997 and at June 30, 1999 and 1998 have been derived from the consolidated financial statements and notes thereto which are included elsewhere in this Annual Report. The selected financial data at and for each of the two years ended June 30, 1995 and 1996 and at June 30, 1997 have been derived from the historical financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto which are included elsewhere in this Annual Report.

     The following selected financial data is included in this Annual Report due to the requirements of the Securities Exchange Act. With the exception of the North Atlantic Pipeline Partners' pipeline project, all of the historical business and operations of Tatham Offshore prior to August 14, 1998 have been transferred to DeepTech and Leviathan. Management believes that such information, although important for an understanding of Tatham Offshore's historical financial results and business, is of little relevance to the Company's business and operations on a going forward basis.


                                                                                     YEAR ENDED JUNE 30,
                                                                 --------------------------------------------------------
                                                                   1999        1998        1997        1996        1995
                                                                 --------    --------    --------    --------    --------
                                                                                         (In thousands)
STATEMENT OF OPERATIONS DATA:

REVENUE:
Oil and gas sales ............................................   $   --      $ 10,868    $ 20,723    $ 16,070    $  8,054
Drilling services ............................................     39,846         672        --          --          --
                                                                 --------    --------    --------    --------    --------

          Total revenue ......................................     39,846      11,540      20,723      16,070       8,054
                                                                 --------    --------    --------    --------    --------
COSTS AND EXPENSES:
Production and operating expenses ............................     22,234       5,666       8,465      13,203      13,745
Exploration expenses .........................................       --           149         542         637      11,459
Depreciation, depletion and amortization .....................      5,711       3,047       5,364       1,758       1,210
Impairment, abandonment and other ............................       --          --        41,674       8,000        --
Management fee ...............................................        155       4,375       3,279       4,436       4,967
General and administrative expenses ..........................      6,861       1,371       1,567       1,839       2,145
                                                                 --------    --------    --------    --------    --------

          Total operating costs ..............................     34,961      14,608      60,891      29,873      33,526
                                                                 --------    --------    --------    --------    --------

Operating income (loss) ......................................      4,885      (3,068)    (40,168)    (13,803)    (25,472)
Gain on sale of oil and gas properties .......................       --          --          --        22,641       1,496
Loss from oil and gas operations .............................       (221)       --          --          --          --
Interest income and other ....................................        969         223         571         113         836
Interest and other financing costs ...........................    (14,115)     (1,966)     (8,374)     (8,161)    (11,631)
                                                                 --------    --------    --------    --------    --------

Net (loss) income ............................................   $ (8,482)   $ (4,811)   $(47,971)   $    790    $(34,771)
                                                                 ========    ========    ========    ========    ========

Net (loss) income available to common
 stockholders ................................................   $(11,537)   $ (8,581)   $(51,891)   $    509    $(34,771)
                                                                 ========    ========    ========    ========    ========

Basic net (loss) income per common share .....................   $  (0.43)   $  (0.50)   $ (19.47)   $   0.20    $ (13.91)
                                                                 ========    ========    ========    ========    ========

Diluted net (loss) income per common share ...................   $  (0.43)   $  (0.50)   $ (19.47)   $   0.09    $ (13.91)
                                                                 ========    ========    ========    ========    ========




                                                                                        AT JUNE 30,
                                                                 --------------------------------------------------------
                                                                   1999         1998       1997        1996        1995
                                                                 --------    --------    --------    --------    --------
                                                                                       (In thousands)
BALANCE SHEET DATA:

Semisubmersible drilling rigs, net ...........................   $134,283    $129,260    $   --      $   --      $   --
Oil and gas properties, net ..................................       --         5,724      30,752      64,900      70,829
Total assets .................................................    163,774     153,418      41,507      97,130      94,720
Notes payable ................................................     84,667      64,156        --          --          --
Long-term debt ...............................................       --          --        60,000      60,000      60,000
Stockholders' equity (deficit) ...............................     60,923      75,410     (27,696)     18,862     (20,020)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto located elsewhere in this Annual Report and the information set forth under the heading "Selected Financial Data." This discussion is intended to assist in the understanding of Tatham Offshore's financial position and results of operations for each of the years ended June 30, 1999, 1998 and 1997. Effective June 25, 1998, Tatham Offshore acquired DeepFlex which, through its subsidiaries, owns the Laffit Pincay and the Bill Shoemaker. On August 14, 1998, Tatham Offshore transferred all of its remaining oil and gas properties to Leviathan in connection with the Merger and related transactions.

     The following discussion of results of operations is included in this Annual Report due to the requirements of the Securities Act. With the exception of the North Atlantic Pipeline Partners' pipeline project, all of the historical business and operations of Tatham Offshore prior to August 14, 1998 have been transferred to DeepTech and Leviathan. Management believes that such information, although important for an understanding of Tatham Offshore's historical financial results and business, is of little relevance to the Company's business and operations on a going forward basis.

RESULTS OF OPERATIONS

     YEAR ENDED JUNE 30, 1999 COMPARED WITH YEAR ENDED JUNE 30, 1998

     Revenue from drilling services totaled $39.8 million for the year ended June 30, 1999, $37.6 million of which was generated by the Bill Shoemaker and $2.2 million by the Laffit Pincay. Revenue from drilling services totaled $0.7 million for the year ended June 30, 1998 and represented revenue from contract drilling services provided by the Rigs from June 25, 1998 through June 30, 1998.

     Operating expenses for the year ended June 30, 1999 totaled $22.2 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $13.6 million and the Laffit Pincay's operating expenses totaled $8.6 million. Operating expense for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode, awaiting a drilling contract. Operating expense for the Rigs for the period from June 25, 1998 through June 30, 1998 totaled $0.4 million.

     Depreciation expense totaled $5.7 million for the period ended June 30, 1999. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $3.8 million and $1.9 million, respectively. Depreciation expense relating to the Rigs during the period ended June 30, 1998 totaled $91,000.

     General and administrative expense totaled $6.9 million for the year ended June 30, 1999 as compared to $0.2 million for the year ended June 30, 1998. General and administrative costs attributable to discontinued operations totaled $0.3 million for the year ended June 30, 1999 as compared to $4.9 million for the year ended June 30, 1998. In connection with the Merger, the management agreement between the Company and DeepTech was terminated on August 14, 1998 and the Company hired a management team and support personnel required to conduct its contract drilling services business and implement its Atlantic Canada strategy. General and administrative expense for the year ended June 30, 1999 includes staff and overhead costs for the operation of the marine services and Atlantic Canada businesses whereas general and administrative costs for the year ended June 30, 1998 include costs relative to the Atlantic Canada business only.

     Operating income for the year ended June 30, 1999 totaled $4.9 million as compared to an operating loss of $0.7 million for the year ended June 30, 1998. The change was due to the items discussed above.

     Interest and other income totaled $1.0 million for the year ended June 30, 1999 as compared with $0.2 million for the year ended June 30, 1998 and included interest income from available cash and other income in 1999 of $618,000 related to a settlement with El Paso under certain merger related agreements. See -- "Liquidity and Capital Resources."

     Interest expense for the year ended June 30, 1999 totaled $14.1 million. For the year ended June 30, 1999, interest expense relating to the Credit Facility (as defined herein) totaled $7.7 million. Interest expense relating to borrowings from Tatham Brothers, Thomas P. Tatham and related affiliates totaled $6.5 million, including $4.4 million in interest and $2.1 million related to debt issue costs.

     As a result of transferring all of its oil and gas properties in the Gulf to DeepTech and Leviathan in connection with the Merger, the Company discontinued its oil and gas operations effective August 14, 1998 and had a $0.2 million loss from discontinued operations for the year ended June 30, 1999 as compared with a net loss from discontinued operations of $4.3 million for the year ended June 30, 1998. During the period from July 1, 1998 through August 14, 1998, the Company sold 479 million cubic feet ("MMcf") of natural gas and 1,200 barrels of oil at average prices of $1.86 per thousand cubic feet ("Mcf") of natural gas and $7.13 per barrel of oil, respectively. During the year ended June 30, 1998, the Company sold 4,532 MMcf of gas and 16,295 barrels of oil at average prices of $2.34 per Mcf and $16.24 per barrel, respectively.

     Tatham Offshore eliminated all of its Senior Preferred Stock and the associated preferred stock dividends in arrears and cancelled 653,365 shares of its Series A Preferred Stock in connection with the Merger. Tatham Offshore's remaining preferred stock dividends totaled $3.1 million for the year ended June 30, 1999 as compared with $3.8 million for the year ended June 30, 1998. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the year ended June 30, 1999 was $11.5 million, or $0.43 per share, as compared with a net loss allocable to common shareholders for the year ended June 30, 1998 of $8.6 million, or $0.50 per share.

     YEAR ENDED JUNE 30, 1998 COMPARED WITH YEAR ENDED JUNE 30, 1997

     Revenue from drilling services totaled $0.7 million for the year ended June 30, 1998 and represented revenue from the Rigs for the period June 25, 1998 through June 30, 1998. No drilling service revenue was recorded by the Company for the year ended June 30, 1997 since the Company did not own the Rigs during that period.

     Operating expenses for the year ended June 30, 1998 totaled $0.4 million and were attributable to the management fee and direct operating expenses for the Rigs for the period June 25, 1998 through June 30, 1998. No operating expense for the Rigs was recorded by the Company for the year ended June 30, 1997 since the Company did not own the Rigs during that period.

     Depreciation expense totaled $91,000 for the year ended June 30, 1998. No depreciation expense relating to the Rigs was recorded during the year ended June 30, 1997 since the Company did not own the Rigs during that period.

     General and administrative expense totaled $0.9 million for the year ended June 30, 1998 as compared to $0.7 million for the year ended June 30, 1997. General and administrative costs attributable to discontinued operations totaled $4.9 million and $4.1 million for the years ended June 30, 1998 and 1997, respectively. General and administrative expense includes staff and overhead costs allocated to the Company under a management agreement with DeepTech of $4.4 million and $3.3 million for the years ended June 30, 1998 and 1997, respectively. In connection with the Merger, the management agreement between the Company and DeepTech was terminated on August 14, 1998. General and administrative expense for the year ended June 30, 1998 includes staff and overhead costs for the operation of the marine services and Atlantic Canada businesses whereas general and administrative costs for the year ended June 30, 1997 include costs relative to the Atlantic Canada business only.

     Operating loss for the year ended June 30, 1998 totaled $0.5 million as compared to an operating loss of $0.2 million for the year ended June 30, 1997. The change was due to the items discussed above.

     Interest and other income totaled $0.2 million for the year ended June 30, 1998 as compared with $0.6 million for the year ended June 30, 1997.

     Interest expense for the year ended June 30, 1998 totaled $1.9 million as compared with $8.4 million for the year ended June 30, 1997 and primarily related to interest under the $60 million principal amount of Subordinated

Convertible Promissory Notes (the "Subordinated Notes") held by DeepTech, which were converted into shares of Tatham Offshore common stock in December 1997. See "--Liquidity Outlook."

     Subsequent to transferring all of its oil and gas properties in the Gulf to DeepTech and Leviathan in connection with the Merger, the Company reported a net loss from discontinued operations of $4.3 million for the year ended June 30, 1998 as compared with a net loss from discontinued operations of $47.8 million for the year ended June 30, 1997. During the year ended June 30, 1998, the Company sold 4,532 MMcf of natural gas and 16,295 barrels of oil at average prices of $2.34 per Mcf of natural gas and $16.24 per barrel of oil, respectively. During the year ended June 30, 1997, the Company sold 7,180 MMcf of natural gas and 170,000 barrels of oil at average prices of $2.36 per Mcf and $22.35 per barrel, respectively.

     Tatham Offshore's preferred stock dividends totaled $3.8 million for the year ended June 30, 1998 as compared with $3.9 million for the year ended June 30, 1997. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the year ended June 30, 1998 was $8.6 million, or $0.50 per share, as compared with a net loss allocable to common shareholders for the year ended June 30, 1997 of $51.9 million, or $19.47 per share. The net loss per share calculation for both periods has been adjusted to reflect the one-for-ten reverse stock split that was completed in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Merger and related transactions completed on or before August 14, 1998, the Company's exploration and production activities generated and utilized substantially all of the operating cash flow. Prospectively, the Company's contract drilling activities are expected to generate substantially all of the operating cash flow, at least during the near term. See "-- Liquidity Outlook."

     Sources of Cash. Effective with the Merger transactions, the Company transferred all of its oil and gas properties in the Gulf to DeepTech and Leviathan. The Company expects to be dependent upon cash on hand and cash generated from its drilling services operations to pay its operating expenses and satisfy its other obligations. However, as described below, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements to allow the Company to implement its business strategy in Atlantic Canada.

     On August 9, 1999, RIGCO, FPS VI, FPS III, Inc. and FPS V, Inc. filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing"). RIGCO owns a 100% interest in the Bill Shoemaker and a 25% undivided interest in the Laffit Pincay. FPS VI owns a 75% undivided interest in the Laffit Pincay. FPS III, Inc. and FPS V, Inc. are the owners of RIGCO and FPS VI with FPS III, Inc. owning a 50% interest in RIGCO and FPS V, Inc. owning a 50% interest in RIGCO and a 100% interest in FPS VI. The proceedings of RIGCO, FPS VI, FPS III, Inc. and FPS V, Inc. have been consolidated for administrative purposes. As a result of the Bankruptcy Filing, the Rigs are being managed by the Company's subsidiaries as debtors-in-possession. Under the provisions of the Bankruptcy Code, the debtors-in-possession have the exclusive right, for 120 days following the date of the Bankruptcy Filing, to file a plan of reorganization with the Bankruptcy Court. The syndicate of lenders under the Credit Facility have a secured interest in substantially all of the assets of RIGCO and FPS VI. Any cash received by RIGCO and FPS VI becomes additional collateral for the secured lenders (the "Cash Collateral") under the Credit Facility. RIGCO and FPS VI as debtors-in-possession have been granted temporary permission by the Bankruptcy Court for limited use of the Cash Collateral to pay operating and maintenance costs for the Rigs and to pay certain limited general and administrative costs of Tatham Offshore. If either of the Rigs is not employed for any extended period of time, the absence of associated revenues may have a material adverse effect on the Company, including limiting the Company's ability to raise capital from external sources. The Laffit Pincay has not been employed since mid-August 1998 and it is uncertain as to when and at what rates it will be employed in the future. The Bill Shoemaker is currently under contract to Husky Oil Operations Limited under an agreement that provides for two firm wells with options to drill up to seven additional wells at pre-determined rates. Husky Oil Operations Limited exercised one of its options for an additional well the drilling and testing of which should be completed in October 1999. Husky Oil Operations has declined to exercise any of its additional well options under this agreement. As of this date, the Company has not entered into a drilling contract for the Bill Shoemaker subsequent to the Husky Oil Operations Limited agreement. See "-- Uses of Cash" and "-- Liquidity Outlook."

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

     On June 30, 1999, RIGCO entered into a committed draw facility with Tatham Investment Corp., which is 100% owned by Thomas P. Tatham. Tatham Investment Corp. agreed to loan up to $750,000 to RIGCO for working capital purposes. Any loans bear interest at the prime rate plus 3% and are due on September 30, 1999. On June 30, 1999, RIGCO borrowed $439,062 under this agreement.

     Effective July 1, 1999, Tatham Offshore entered into a revolving draw facility with Tatham Investment Corp. The revolving draw facility provides for loans, at the lenders' sole discretion, by Tatham Investment Corp. to the Company in amounts up to $5.0 million. The revolving draw facility bears interest at the rate of 15% per annum and is payable upon demand by the lender. Through September 15, 1999, the Company has borrowed $2.6 million under this facility. The Company has agreed to pledge all of its equity ownership in certain wholly-owned subsidiaries of the Company as well as a certain promissory note issued by Tatham Offshore Canada, Limited.

     Uses of Cash. The Company expects that its primary uses of cash, as permitted by the Bankruptcy Court, will consist of (i) interest payments on the Credit Facility, (ii) amounts necessary to fund capital expenditures related to the Rigs that are not funded by customers, (iii) amounts necessary to staff and maintain the Rigs while they are not under contract, and (iv) amounts necessary to pay general and administrative and other operational expenses.

     In addition, the Company will use available cash from non-rig related borrowings to fund the pursuit of its business strategy in Atlantic Canada. Such uses will include funding initial expenditures related to the North Atlantic Pipeline Partners' pipeline project, the remainder of the Company's Atlantic Canada strategy and any of the Company's other potential capital expenditures.

     Oil prices declined substantially during 1998, which has caused a significant decline in the demand for drilling rigs. Although oil prices have strengthened in recent months, the demand for drilling rigs has not improved significantly. The Laffit Pincay does not have a current drilling contract and was warm-stacked in Grand Isle Block 71, offshore Louisiana from mid-August 1998 through early February 1999. In early February 1999, the Laffit Pincay was relocated to a shipyard in Pascagoula, Mississippi pending the completion of engineering studies and obtaining financing necessary to upgrade the rig to enable it to drill in a dynamic position mode in water depths up to 5,000 feet. In addition to the Laffit Pincay, there are several similarly equipped semisubmersibles currently deployed in the Gulf that do not have current drilling contracts or commitments. Cash costs to warm-stack the Laffit Pincay in Grand Isle Block 71 were approximately $600,000 per month. Cash costs to maintain the Laffit Pincay in the shipyard pending the upgrade are approximately $250,000 per month.

     Following the completion of the Husky Oil Operation Limited contract, the Bill Shoemaker will be stacked in a facility in Newfoundland, Canada pending additional contract drilling commitments in Canada or other suitable locations worldwide. The costs to stack the Bill Shoemaker in Canada are approximately $300,000 per month.

     North Atlantic Pipeline Partners is the sponsor of a proposal to construct a natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. As of June 30, 1999, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic Pipeline Partners, has incurred $12.6 million in developmental costs in connection with such project and related infrastructure projects. The Company anticipates that the ultimate capital costs of the pipeline and related projects, if approved, could be in excess of several billion dollars. The Company plans to obtain debt and equity financing and/or secure joint venture partners to satisfy the capital requirements for the Atlantic Canada projects, as required.

     Liquidity Outlook. The Company intends to fund its immediate cash requirements with cash on hand, cash from its drilling services operations as authorized from time to time by the Bankruptcy Court, and loans under the revolving draw facility with Tatham Investment Corp. At June 30, 1999, the Company had $0.5 million of cash and cash equivalents. As of June 30, 1999, Tatham Offshore and its subsidiaries owed a total of $102.9 million in debt, accrued interest and other accounts payable.

     On September 30, 1996, RIGCO entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Bill Shoemaker, to fund significant upgrades to the Bill Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the Bill Shoemaker. The Credit Facility (i) matured on April 30, 1999, (ii) provides for interest at the prime rate plus 3% per annum (10 3/4% at June 30, 1999), payable quarterly, (iii) is secured by the two semisubmersible drilling rigs and all of the related assets, (iv) required a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning on December 31, 1996 and ending on September 30, 1998, (v) provided the lenders warrants to acquire a 5% minority equity interest in the subsidiaries which own the Rigs, and (vi) is subject to customary conditions and covenants, including the maintenance of a minimum level of working capital. As of June 30, 1999, amounts outstanding under the Credit Facility totaled $58.1 million in principal and $3.4 million in accrued interest. On September 25, 1998, the parties to the Credit Facility amended the agreement to (i) extend the maturity date from September 30, 1998 to March 31, 1999, (ii) waive all principal payments until the maturity date, and
(iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to March 31, 1999. RIGCO paid a total of 0.5% of the outstanding principal balance to the lenders in connection with the amendment.

     On March 31, 1999, the parties to the Credit Facility amended the agreement to (i) extend the maturity to April 30, 1999, (ii) waive all principal and interest payments until the maturity date and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to April 30, 1999. RIGCO paid a total of $100,000 to the lenders in connection with the amendment and agreed to increase the interest rate on the outstanding principal to the default rate under the Credit Facility (the prime rate plus 5% per annum, which equaled 12 3/4% at June 30, 1999) for the period of the extension. RIGCO did not make the principal payment or interest payment due on April 30, 1999, is presently in default under the terms of the Credit Facility, and has filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code.

     Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. The Company was notified by Sedco Forex that as of November 18, 1998 Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. The Company has been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998 but has not been paid for any period since that time. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. On July 26, 1999, RIGCO filed a petition in the 165th Judicial District Court in Harris County, Texas, alleging more than $51 million in actual damages against Schlumberger Technology Corporation and Schlumberger Canada, Ltd. (collectively, "Schlumberger") for claims arising out of Schlumberger's Sedco Forex Division's marketing, manning, management and operation of the Bill Shoemaker and Laffit Pincay pursuant to certain charter, make-ready and other agreements and arrangements. The allegations include claims of gross negligence, breach of contract, fraud, negligent misrepresentation and negligence. RIGCO is seeking an unspecified amount of exemplary damages. RIGCO and FPS VI have alleged in bankruptcy court proceedings that the manner in which Schlumberger performed its duties with respect to the Bill Shoemaker and Laffit Pincay during the course of the management and charter agreements resulted in RIGCO's financial difficulties and caused it to default on its secured debt obligations.

     Following the early release of the rig by Shell, the Bill Shoemaker was towed to a shipyard in Galveston, Texas where it underwent significant unanticipated refurbishments in preparation for mobilization to the Grand Banks area in Atlantic Canada. Capital costs, including crew costs while in the shipyard, for the make-ready totaled approximately $8.5 million. Following the make-ready, the Bill Shoemaker was mobilized to the Grand Banks area in Atlantic Canada to conduct a two-well program (with three options permitting up to seven additional wells) at predetermined rates for Husky Oil Operations Limited. In connection with the Bill Shoemaker make-ready agreement with Sedco Forex, RIGCO secured a letter of credit for $6.5 million to secure payment to Sedco Forex. The letter of credit was secured with funds provided by Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company. In exchange for providing the funds to secure the letter of credit, the Company paid a fee of $500,000 to Mr. Tatham. The Company has agreed to pay Mr. Tatham, as liquidated damages, $10,000 per day from February 15, 1999 until such funds are returned. The liquidated damages payment would be in the form of a promissory note bearing interest at the rate of 18% per annum. All of the funds securing the letter of credit were drawn by Sedco Forex for payments under the make-ready agreement.

     Management believes that revenue from the Bill Shoemaker contracts will provide sufficient liquidity to permit the Company to pay (i) its operating expenses on both the Bill Shoemaker and the Laffit Pincay and (ii) its rig related general and administrative costs while receiving payments pursuant to the Husky Oil Operations Limited agreement. The Company currently does not have a replacement drilling agreement for the Bill Shoemaker. The Company will be dependent on cash reserves generated from the Husky Oil Operations Limited agreement, or funds from new financing arrangements, to fund its ongoing cash requirements until such time as additional contract drilling services are secured for either the Bill Shoemaker or the Laffit Pincay. Any additional capital expenditures for either of the rigs will need to be funded by customers or other third party sources.

     On March 23, 1999, RIGCO assumed the management and operational responsibility for the Laffit Pincay. The Laffit Pincay is currently stacked in a shipyard in Pascagoula, Mississippi. The Company is in the process of completing engineering studies and obtaining cost estimates to upgrade the rig to enable it to drill in a dynamic position mode in water depths up to 5,000 feet. The Company believes that the Laffit Pincay, upgraded for dynamic positioned drilling, would make an ideal candidate for drilling opportunities offshore Brazil and West Africa. Although there can be no assurances, the Company anticipates that with an acceptable long-term contract, the capital requirements for the upgrade could be secured with either United States or Canadian government guarantees. Although the engineering studies and cost estimates are not complete, preliminary estimates indicate that the upgrades will cost approximately $90-$100 million and could be completed within a twelve month period. The Company is currently marketing the Laffit Pincay to obtain a long-term drilling contract to support the capital requirements for the upgrade. In addition, the Company continues to market the Laffit Pincay for drilling services in the Gulf and FPS opportunities offshore Brazil and Atlantic Canada.

     In connection with the Merger, the Company entered into a $22.9 million short-term financing arrangement with Tatham Brothers (as amended, the "Short-Term Facility") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the Redemption Agreement with Leviathan, (ii) pay $1.4 million to DeepTech in connection with the Management Agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering,
(iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short-Term Facility. Tatham Brothers is an affiliate of Thomas P. Tatham and the parent company of TB Securities. The Short-Term Facility accrued interest at the rate of 12% per annum and was due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million of accrued interest into a new short-term loan which bears interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short-Term Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO and FPS V, Inc., both subsidiaries of the Company, which had an outstanding balance of approximately $78.9 million at June 30, 1999. On March 31, 1999, the Company and Tatham Brothers extended the Short-Term Facility until April 30, 1999. Pursuant to the terms of the Short-Term Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amount; as a result, an Event of Default has occurred and is continuing under the Short-Term Facility.

     Tatham Offshore is a guarantor of $5.0 million of a $9.0 million loan from Bank of America, N.A. to Tatham Brothers, which proceeds were loaned to DeepFlex to fund certain improvements to the Rigs. The loan bears interest at the prime rate per annum and is due on September 30, 1999 or on demand. The loan from Tatham Brothers to DeepFlex, plus accrued interest, was included in the amount payable under the short-term financing arrangement discussed above.

     The Company is refocusing its business from the development, exploration and production of oil and gas in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada with initial emphasis on the offshore contract drilling business. The Company believes that the Atlantic Canada region offers significant investment opportunities and the Company plans to expand the number of drilling rigs it will own as well as diversify its business to include the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments including upstream exploration and production activities and the acquisition of oil and gas concessions or license interests. The Company has incurred approximately $12.6 million in costs associated with its Atlantic Canada strategy.

     The ability of the Company to satisfy its future capital needs with respect to its planned Atlantic Canada strategy, particularly its ability to obtain regulatory approval and financing for the North Atlantic Pipeline Partners' pipeline project, will depend upon its ability to raise substantial amounts of additional capital and to implement its business strategy successfully. With respect to the Company's Atlantic Canada strategy, (i) the Company does not currently possess the capital necessary to implement its business strategy completely and there can be no assurances that the Company will be able to obtain sufficient capital for any or all of the projects, (ii) there can be no assurances that these projects and other opportunities will prove to be economical or that they will occur, and (iii) many of these projects will require governmental approvals, almost all of which the Company has yet to receive. Moreover, if there are developments that the Company determines to be indicative of a lack of reasonable opportunity to realize benefits for the Company's stockholders, then the Company will pursue other opportunities, wherever located, as the Company determines to be in the Company's best interests. The Company or its Canadian subsidiaries may seek to obtain additional equity capital to assist in the funding of the ongoing day-to-day operations of its planned Atlantic Canada strategy.

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

     YEAR 2000. The year 2000 issue is the result of computer programs that were written using two digits rather than four to define the year. The Company believes that substantially all of its information technology software and equipment are year 2000 compliant and that this problem will have no affect on the Company's internal operations. The Company believes that the costs relating to the assessment of the year 2000 issue will be de minimus. Although the Company intends to interact only with those third parties that have year 2000 compliant computer systems, it is impossible for the Company to monitor all such systems. The Company has initiated discussions with the operator of the Bill Shoemaker and has initiated external IT and Non-IT system reviews. Based on initial discussions and reviews, the Company believes that there will be no disruption in the operation of its drilling rigs as a result of the year 2000 issue. Currently, the Company has no information concerning the year 2000 compliance status of its customers and vendors. In the event the Company or the various companies on which we principally rely experience year 2000 compliance problems, adverse consequences could include the interruption of drilling services aboard the Rigs, delays in shipments of materials and supplies required to operate the Rigs, delays in transferring personnel to and from the Rigs, and delays in receiving funds from customers or in making payments to suppliers. There can be no assurances that such systems will not have a material adverse impact on the Company's business and operations. The Company has not yet developed a contingency plan for year 2000 issues to address worst-case business interruptions. However, once all of the identification and reviews of system issues are completed, the Company will develop a contingency plan to mitigate the risk of business interruptions, if any.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to some market risk due to the floating interest rate under the RIGCO Credit Facility. See "-- Note 5 -- Indebtedness." Under the RIGCO Credit Facility, the remaining principal was due on April 30, 1999 along with the final interest payment. On June 30, 1999, the Credit Facility had principal balance of $58,148,000 and an interest rate based on the prime rate plus 3% (10 3/4% at June 30, 1999) and a default interest rate based on the prime rate plus 5% (12 3/4% at June 30, 1999). A 1 1/2% increase in interest rates could result in a $900,000 annual increase in interest expense on the existing principal balance.

     On April 3, 1997, RIGCO entered into an interest rate cap agreement with Citibank, N.A., which covered $36.5 million of the debt and provided a maximum fixed effective interest rate of 11.74% and which terminated on September 30, 1998.

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

     The following table sets forth certain information as of August 31, 1999, regarding the executive officers and directors of Tatham Offshore. Each executive officer named in the following table has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office.


      There is no family relationship among any of the executive officers of directors of Tatham Offshore, and no arrangement or understanding exists between any executive officer or director of Tatham Offshore and any other person pursuant to which he or she was or is to be selected as an officer or director.

               Name                           Age                            Position(s)
               ----                           ---                            -----------
         Thomas P. Tatham                      53                      Chairman of the Board,
                                                                       Chief Executive Officer

         Dennis A. Kunetka                     50                      Chief Financial Officer,
                                                                       Senior Vice President and Secretary

         Harvey O. Fleisher                    53                      Senior Vice President - Marine Services

         Ira Gervais                           53                      Senior Vice President - Operations
                                                                       RIGCO North America, L.L.C.

         Philip German                         46                      Vice President - Engineering
                                                                       Tatham Offshore Canada Limited

         Kenneth L. Hamilton                   52                      Vice President, Treasurer
                                                                       and Assistant Secretary

         Dennis J. Lubojacky                   46                      Vice President - Controller
                                                                       and Financial Planning

         Kenneth E. Beeney                     40                      Director

         James G. Niven                        53                      Director

         Roger B. Vincent, Sr.                 54                      Director

         Don W. Wilson                         52                      Director




     Thomas P. Tatham has served as Chairman of the Board and a Director of the Company since its inception in 1988. In addition, Mr. Tatham served as Chairman of the Board, Chief Executive Officer and a Director of DeepTech International Inc. ("DeepTech") and Chairman of the Board of Leviathan Gas Pipeline Company ("Leviathan"), affiliates of Tatham Offshore, since October 1989 and February 1989, respectively, through August 14, 1998. In addition, Mr. Tatham served as Chief Executive Officer of Leviathan from February 1989 until June 1995. Mr. Tatham sold all of his interests in DeepTech and Leviathan to El Paso Energy in August 1998. Mr. Tatham has over 29 years experience in the oil and gas industry. He founded Mid American Oil Company in 1970 and served as Chairman of the Board and Chief Executive Officer until he sold his interest therein to Centex Corporation in 1979. In 1979, Mr. Tatham founded Tatham Corporation to acquire Sugar Bowl Gas Corporation ("Sugar Bowl"), the second largest intrastate pipeline system in Louisiana. He served as

Chairman of the Board of Tatham Corporation from 1979 to December 1983, at which time it sold the assets of Sugar Bowl to a joint venture between MidCon Corp. and Texas Oil and Gas, Inc. From 1984 to 1988, Mr. Tatham pursued personal investments in various industries, including the oil and gas industry. Mr. Tatham served as a director of J. Ray McDermott, S.A. from its inception in February 1995 through August 1997.

     Dennis A. Kunetka has served as Senior Vice President - Corporate Finance of the Company since October 1993 and as Chief Financial Officer and Secretary since January 1998. Mr. Kunetka served as Senior Vice President - Corporate Finance and Investor Relations of DeepTech and Leviathan from August 1993 through August 14, 1998. Prior to joining DeepTech, Mr. Kunetka served as Vice President and Controller of United Gas Pipe Line Company and its parent company, United Gas Holding Corporation. Prior to joining United in 1984, Mr. Kunetka spent 11 years with Getty Oil Company in various tax, financial and regulatory positions. Mr. Kunetka holds B.B.A. and M.S.A. degrees from the University of Houston, a J.D. degree from South Texas College of Law and is a certified public accountant.

     Harvey O. Fleisher has served as Senior Vice President of Marine Services of the Company since August 1998. Mr. Fleisher has served as Executive Vice President of DeepFlex since April 1995. From June 1988 to April 1995, Mr. Fleisher held various engineering and operations positions with DeepTech entities. Mr. Fleisher has over 27 years experience in the offshore oil and gas industry primarily in the floating drilling and production areas. Prior to joining DeepTech in 1988, Mr. Fleisher worked for two years as an independent consultant and 14 years with Sonat Offshore Drilling, Inc. (formerly The Offshore Company). Mr. Fleisher is a Registered Professional Engineer and holds M.S. and B.S. degrees in Industrial Engineering from Texas A&M University.

     Ira Gervais has served as Senior Vice President of Operations of RIGCO North America, L.L.C. since April 1999. Prior to joining the Company, Mr. Gervais was employed with Sedco Forex, a division of Schlumberger Technology Corporation, and was in charge of rig operations. Mr. Gervais has over 25 years of experience in the offshore oil and gas industry and held various positions throughout the world in engineering, operations, and rig management until his recent retirement from Schlumberger. During his tenure with Schlumberger, Mr. Gervais was also assigned to many Research and Engineering projects and new rig building projects for Sedco. Prior to joining Sedco, Mr. Gervais worked for eight years for Avondale shipyards in various ship and rig building projects. Mr. Gervais holds a B.S. degree from the University of Texas at Arlington and an ASEE from Delgado Junior College. Mr. Gervais also holds a Liberian Chief Engineers Marine license and is a certified DNV Quality Lead Auditor.

     Philip German has served as Vice President - Engineering of Tatham Offshore Canada Limited since August 1998. From July 1997 through August 1998, Mr. German served as a consultant to the Company. From July 1995 through July 1997, Mr. German served as the Chief Pipeline Engineer for Intec Engineering, Inc. From June 1990 through July 1995, Mr. German served as Vice President of J.P. Kenny Inc. of Houston. From 1981 through 1990, Mr. German was associated with J.P. Kenny and Partners, Ltd., London. Mr. German has been actively involved in offshore pipeline and onshore pipeline and facilities projects in the U.K., Norway, Australia, North Africa, East Africa and China. In addition to his work with engineering companies, Mr. German has also spent extended periods acting on behalf of oil and gas companies, most notably Statoil and Conoco. Mr. German holds a Bachelor of Science degree in Mechanical Engineering from Thames Polytechnic, London.

     Kenneth L. Hamilton has served as Vice President - Treasurer and
Assistant Secretary of the Company since August 1998. Mr. Hamilton served as Corporate Tax Director of DeepTech from August 1997 through August 14, 1998. Prior to joining DeepTech, Mr. Hamilton was a shareholder in Verne Sanders & Associates, a certified public accounting firm for 11 years. Mr. Hamilton served as Vice President-Controller of Tatham Corporation from 1981 to 1986 and as Tax Manager with Price Waterhouse LLP in Houston from 1974 to 1981. Mr. Hamilton holds a B.A. degree from the University of Texas at El Paso and is a certified public accountant.

     Dennis J. Lubojacky has served as Vice President - Controller and
Financial Planning of the Company since August 1998. Mr. Lubojacky served as Controller of DeepFlex from August 1996 through August 1998. Prior to joining DeepTech, Mr. Lubojacky worked for two years as an independent consultant after serving as Vice President - Controller for Nabors Yemen Ltd. from 1991 to 1994. Mr. Lubojacky has over 24 years of experience in the oil and gas industry, primarily with offshore and onshore drilling contractors in various accounting and financial management positions. Mr. Lubojacky holds a B.B.A. degree from Sam Houston State University and is a certified public accountant.

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

     Don W. Wilson has served as Director of Tatham Offshore, Inc. since December 1998 and is currently President and Chief Operating Officer of Odyssea Marine, Inc. From January 1998 through September 1998, Mr. Wilson served as President and Chief Operating Officer of Prime Natural Resources, Inc. Mr. Wilson served as President and Chief Executive Officer of FW Oil Interests, Inc. from 1996 through 1997. During 1995, Mr. Wilson served as Executive Vice President of J. Ray McDermott, S.A. From 1993 to 1995, Mr. Wilson served as President of O.P.I. International, Inc., prior to its merger with J. Ray McDermott, S.A. From 1975 through 1993, Mr. Wilson was employed by Brown & Root, Inc., and served in various operational and managerial positions. During his employment with Brown & Root, Inc., Mr. Wilson was Vice President of Global Operations from 1990 to 1993. Mr. Wilson has been involved in the construction of most of the world's large diameter hostile environment offshore pipeline projects. Presently, along with Mr. Wilson's position with Odyssea Marine, Inc., he is Chairman of the Board of Grant Geophysical, Inc. and director of Prime Natural Resources, Inc.

OTHER DIRECTORS AND OFFICERS DURING FISCAL YEAR 1999

     Phillip G. Clarke, age 64, served as a Director of the Company from March 1995 through December 1998. Mr. Clarke has worked in the oil and gas industry for 40 years. He was initially employed by Texaco, Inc. for approximately eight years, serving in various engineering positions. In 1965, Mr. Clarke was employed by Placid Oil Company ("Placid") where he accumulated an additional 30 years of diversified experience. In 1977, Mr. Clarke was made Vice President of Operations for Placid's world-wide activities and held that position until his retirement in 1995. Following his retirement, Mr. Clarke continued his oil industry activity by joining several associates in forming Rising Star Energy, LLC, a Dallas, Texas based independent energy company where he is currently employed. Mr. Clarke received a B.S. degree in Mechanical Engineering from Oklahoma State University. Mr. Clarke did not stand for reelection as a director in December 1998.

     Antoine Gautreaux, Jr., age 46, served as a Director of the Company from October 1996 through August 1998, as Chief Operating Officer of the Company from July 1996 through August 1998, and as Senior Vice President - Operations from September 1995 to July 1996. Prior to joining DeepTech, Mr. Gautreaux was employed by Placid Oil Company ("Placid") for 21 years in various capacities, including Manager of Drilling and Production. Mr. Gautreaux received a B.S. degree from Nicholls State University. Mr. Gautreaux resigned his office and directorship of the Company effective August 14, 1998, in connection with the Merger.

     Edward J. Gibbon, Jr., age 53, served as Vice President - Reservoir Engineering of the Company from September 1995 through August 1998. Mr. Gibbon served as Vice President - Reservoir Engineering of Deepwater Production Systems, Inc. ("Deepwater Systems"), an affiliate of the Company, from September 1993 through August 1998. Prior thereto, Mr. Gibbon served as the President of IDM Engineering, Inc., a company he founded, which specialized in reservoir engineering studies and economic evaluations. Mr. Gibbon received a degree in Petroleum Engineering from the Colorado School of Mines. Mr. Gibbon resigned his office with the Company effective August 14, 1998 in connection with the Merger.

     Eric Lynn Hill, age 53, served as a Director of the Company from November 1997 through August 1998. From January 1997 to January 1998, Mr. Hill served as Chief Financial Officer and Secretary of the Company. Since January 1998, Mr. Hill has served as Vice President of Finance and Administration of Seagull Egypt Ltd. Prior to joining DeepTech, Mr. Hill served as Senior Vice President - Finance, Administration and Secretary - Treasurer of Global Natural Resources, Inc. from July 1988 to March 1997. Mr. Hill has over 28 years of experience in finance and auditing in energy related companies and in public accounting. Mr. Hill received a B.B.A. degree from the University of North Texas and is a certified public accountant. Mr. Hill resigned his directorship of the Company effective August 14, 1998, in connection with the Merger.

     Jeffrey K. Lucas, age 43, served as Vice President - Land Manager of the Company from June 1991 through August 1998. Mr. Lucas has worked in the oil industry for 18 years. Prior to joining the Company, Mr. Lucas served in various capacities, including Division Landman, in the Land Department of Tenneco Oil from 1979 to 1989 and was primarily responsible for negotiating lease acquisitions in the Rocky Mountain area and the Gulf. Mr. Lucas received a B.S. in Mineral Land Management from the University of Colorado. Mr. Lucas resigned his office with the Company effective August 14, 1998 in connection with the Merger.

     Edward L. Moses, Jr., age 63, served as Senior Vice President - Engineering and Production of DeepTech from 1992 through August 1998, as Managing Director and a Director of Deepwater Systems from August 1993 through August 1998, and as a Director of the Company from November 1997 through August 1998. From 1991 to 1992, he served as Senior Vice President and a Director of the Company. From 1989 to 1991, Mr. Moses served as Vice President - Engineering of the Company. Mr. Moses has worked for over 30 years in the oil and gas industry. Prior to joining DeepTech, he worked for 12 years as an independent consultant in the oil and gas industry. Prior thereto, he spent 18 years working for Superior Oil Company where he served as Manager of International Drilling Operations. Mr. Moses has a B.S. in Petroleum Engineering from Texas A&M University. Mr. Moses resigned his office and directorship of the Company effective August 14, 1998, in connection with the Merger.

     Clyde E. Nath, age 65, served as a Director of the Company from March 1995 through December 1998. Mr. Nath worked in the oil and gas industry for 40 years with Kerr-McGee Corp., holding various positions in Kerr-McGee's Exploration and Production Division throughout his career. From 1985 until his retirement in December 1994, Mr. Nath was Vice President of Exploration for the Gulf of Mexico Region of Kerr-McGee's Exploration and Production Division. Mr. Nath holds a Bachelor's degree in Geology from Oklahoma City University. He is a member of the American Association of Petroleum Geologists, the Houston Geological Society and American Petroleum Institute. Mr. Nath did not stand for reelection as a director in December 1998.

     Jonathan D. Pollock, age 36, is a Portfolio Manager of Stonington Management Corp. which performs administrative services for Elliott Associates, L.P. and Westgate International, L.P. Mr. Pollock is responsible for the firm's oil and gas investments and has served as a Director of the Company from October 1996 through December 1998. Mr. Pollock has been with Stonington Management Corp. since 1989. Prior to joining Stonington Management Corp., Mr. Pollock was employed by Greenleaf Partners, an investment banking firm. Mr. Pollock has served as a director of Horizon Offshore, Inc. since June 1997, and of Grant Geophysical, Inc. since September 1997. Elliott Associates, L.P. and Westgate International, L.P. are each deemed to beneficially own more than 5% of the Common Stock of the Company. See "--Security Ownership of Certain Beneficial Owners and Management." Stonington Management Corp. is under common control with Manchester Securities Corp. which is a NASD member broker-dealer. Mr. Pollock did not stand for reelection as a director in December 1998.

     Diana J. Walters, age 36, served as a Director of the Company from September 1995 through December 1998. Ms. Walters is a Vice President of Donaldson, Lufkin & Jenrette Securities Corporation in their metals and mining group and is a NASD broker dealer. Prior to joining DLJ, Ms. Walters served as a Vice President of PaineWebber, Inc. in their energy group from December 1996 through February 1999. Prior to joining PaineWebber, Ms. Walters served as Vice President - Corporate Finance and Planning of Tatham Offshore from October 1993 through September 1995 and as Chief Financial Officer of Tatham Offshore from September 1995 through November 1996. Prior to joining Tatham Offshore, she served as a Vice President in the Natural Resources Group of Internationale Nederlanden Bank (ING Bank) from 1990 to 1993 financing independent oil and gas companies and as an Assistant Vice President in the Natural Resources Department at The Chase Manhattan Bank (formerly Manufacturers Hanover Trust Company) from 1986 to 1990 financing interstate and intrastate pipeline companies. Ms. Walters received a B.A. degree and an M.A. degree in Energy and Mineral Resources from the University of Texas at Austin. Ms. Walters did not stand for reelection as a director in December 1998.

     SUMMARY COMPENSATION TABLE

      Through August 14, 1998, the executive officers of the Company were compensated by DeepTech and did not receive compensation from the Company for their services as such. Accordingly, DeepTech provided these personnel and other resources to the Company pursuant to a management agreement during that period. Effective August 14, 1998, DeepTech was acquired by an affiliate of El Paso Natural Gas Company and divested all equity ownership in Tatham Offshore through a rights offering. Under the management agreement, the Company was charged an annual management fee in exchange for operational, financial, accounting and administrative services. The management fee was intended to reimburse DeepTech for the estimated costs of the services provided to each affiliate. The management agreement was amended effective July 1, 1997 to provide for an annual management fee equal to 26% of DeepTech's overhead expenses. During the year ended June 30, 1998, the Company was charged $4,375,000 under its management agreement. The management agreement between DeepTech and the Company was terminated in connection with the merger of DeepTech and El Paso. Effective August 14, 1998, Tatham Offshore hired a management team and support personnel to implement its business strategy. The Company's executive officer compensation program is administered and reviewed by the Incentive Plan Compensation Committee.


     The following table sets forth the compensation paid by DeepTech to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers for the period July 1, 1998 through August 14, 1998 plus compensation paid by the Company for the period August 15, 1998 through June 30, 1999 (collectively, the "Named Officers"). The compensation set forth in the table represents amounts paid to the Named Officers for their services rendered in all capacities to DeepTech and its subsidiaries for the fiscal years ended June 30, 1998 and 1997 and a portion of the fiscal year ended June 30, 1999. Therefore, the amounts shown do not reflect amounts earned solely as compensation for services to the Company. As noted below, in addition to serving as executive officers of the Company, each of Messrs. Tatham, Fleisher and Kunetka also served as officers of DeepTech and one or more of its affiliates for the indicated periods prior to August 14, 1998.


                                             ANNUAL COMPENSATION
                                            ----------------------                             LONG-TERM
                                                                                             COMPENSATION
NAME/PRINCIPAL                                                            OTHER ANNUAL           AWARDS        ALL OTHER
POSITION WITH                  FISCAL       SALARY           BONUS       COMPENSATION(1)        OPTIONS       COMPENSATION
TATHAM OFFSHORE                 YEAR          ($)             ($)              ($)                (#)            ($)
Thomas P. Tatham (2)            1999      $  125,001(3)                   $  233,332(3)            --              --
Chief Executive Officer         1998      $1,000,000(3)        --         $1,400,000(3)            --        $ 272,500(5)
                                1997      $1,000,000(3)        --         $1,400,000(3)            --(4)           --

Dennis A. Kunetka (6)           1999      $  193,743(7)        --                 --          150,000(8)           --
Senior Vice President and       1998      $  161,450(9)        --                 --          100,000(13)          --
Chief Financial Officer         1997      $  140,000(9)        --                 --               --              --

Harvey O. Fleisher (10)         1999       $  176,250(7)       --                 --          150,000(8)           --
Senior Vice President -         1998       $  150,000(9)       --                 --               --              --
Marine Services                 1997       $  150,000(9)       --                 --               --              --

Phillip German (11)             1999       $  157,500          --                 --          150,000(8)           --
Vice President -                1998               --          --                 --               --              --
Engineering                     1997               --          --                 --               --              --

Kenneth L. Hamilton (12)        1999       $  146,874(7)       --                 --          150,000(8)           --
Vice President - Treasurer      1998       $  151,038(9)       --                 --               --              --
and Assistant Secretary         1997                 --        --                 --               --              --

----------------------

(1) Other Annual Compensation excludes the aggregate value of perquisites when such value is less than the lesser of $50,000 or 10% of total annual Salary and Bonus for each Named Officer.

(2) Mr. Tatham also served as Chairman of the Board and Chief Executive Officer of DeepTech and Chairman of the Board of Leviathan until August 14, 1998.

(3) Effective July 1, 1996, the Compensation Committee of DeepTech's Board of Directors established a compensation plan for Mr. Tatham for the years ended June 30, 1997 and 1998. Under the compensation plan, Mr. Tatham received a base salary of $1,000,000 per annum plus $1,400,000 per annum to be credited against incentive bonuses as they are earned. The base salary and bonus are payable at the rate of $200,000 per month. The Compensation Committee of DeepTech's Board of Directors detailed certain performance goals for DeepTech and its subsidiaries and affiliates, including the Company, and Mr. Tatham which would allow him to earn the incentive bonus payments over the two year period. Mr. Tatham has not received a salary or bonus from the Company since August 14, 1998, the effective date of the Merger and related transactions.

(4) Excludes options to acquire 1,100,000 shares of DeepTech common stock that were granted to Mr. Tatham during the fiscal year ended June 30, 1997 related to matters other than for executive compensation and unrelated to the operations of DeepTech or the Company.

(5) Represents the excess of the fair market value of DeepTech options over the exercise price on the date such options were exercised.

(6) Mr. Kunetka also served as Senior Vice President - Corporate Finance and Investor Relations for DeepTech and Leviathan until August 14, 1998.

(7) Includes amounts paid by DeepTech from July 1, 1998 through August 14, 1998 and amounts paid by the Company from August 15, 1998 through June 30, 1999.

(8) Includes an option to purchase 100,000 shares of Common Stock and the grant of 50,000 shares of restricted Series A 12% Cumulative Convertible Preferred Stock under Tatham Offshore's Incentive Plan.

(9)      Amounts paid by DeepTech.

(10) Mr. Fleisher also served as Executive Vice President of DeepFlex Production Services.

(11)     Mr. German joined the Company on August 15, 1999.

(12) Mr. Hamilton served as Corporate Tax Director of DeepTech from August 1997 to August 14, 1998.

(13) Options granted under Tatham Offshore's Incentive Plan to purchase Common Stock.

       The following table sets forth certain information detailing option grants made to the Named Officers under the Incentive Plan with respect to shares of Tatham Offshore Common Stock during the fiscal year ended June 30, 1999. Each of the options listed below were issued pursuant to the Company's Incentive Plan.


                            NUMBER OF SHARES OF
                              TATHAM OFFSHORE       PERCENT OF                                  POTENTIAL REALIZABLE VALUE AT
                                COMMON STOCK       TOTAL OPTIONS   EXERCISE OR                     ASSUMED ANNUAL RATES OF
                             UNDERLYING OPTIONS     GRANTED IN      BASE PRICE    EXPIRATION    STOCK PRICE APPRECIATION FOR
           NAME                   GRANTED           FISCAL YEAR     ($/SHARE)        DATE                OPTION TERM
                                                                                                   5% ($)         10% ($)
Dennis A. Kunetka                100,000             16.67%         $0.40625      12/31/05        $16,538        $38,542
Harvey O. Fleisher               100,000             16.67%         $0.40625      12/31/05        $16,538        $38,542
Phillip German                   100,000             16.67%         $0.40625      12/31/05        $16,538        $38,542
Kenneth L. Hamilton              100,000             16.67%         $0.40625      12/31/05        $16,538        $38,542


OPTION EXERCISES AND YEAR-END VALUE TABLES

   The following table sets forth certain information regarding the outstanding options and warrants to purchase Tatham Offshore Common Stock held by the Named Officers at June 30, 1999.


                                                                           NUMBER OF                 VALUE OF UNEXERCISED
                                                       VALUE          UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS AT
                               SHARES ACQUIRED ON   REALIZED ($)     AT FISCAL YEAR-END (#)          FISCAL YEAR-END ($)
            NAME                  EXERCISE (#)                     EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
Thomas P. Tatham                          --            --                  __   /        __            --     /--

Dennis A. Kunetka                         --            --              25,000   / 75,000(1)            --     /--
                                                                                  100,000(2)

Harvey O. Fleisher                        --            --                  --   /100,000(2)            --     /--

Philip German                             --            --                  --   /100,000(2)            --     /--

Kenneth L. Hamilton                       --            --                  --   /100,000(2)            --     /--


-----------------

(1) Options granted pursuant to Tatham Offshore's Incentive Plan on January 15, 1998 which vest 25% each year beginning January 15, 1999.

(2) Options granted pursuant to Tatham Offshore's Incentive Plan on December 31, 1998 which vest 33-1/3% each year beginning December 31, 2001.

REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors determines the compensation of the executive officers named in the Summary Compensation Table. The Compensation Committee has furnished the following report on executive compensation.

COMPENSATION PHILOSOPHY

     As members of the Compensation Committee, it is our duty to administer the executive compensation program for the Company. The Compensation Committee is responsible for establishing appropriate compensation goals for the executive officers of the Company, evaluating the performance of such executive officers in meeting such goals and making recommendations to the Board of Directors with regard to executive compensation.

     The Company's compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, achievement of specific operations, financial and strategic objectives and increases in stockholder value. The Compensation Committee regularly reviews the compensation packages of the Company's executive officers, taking into account factors which it considers relevant, such as business conditions within and outside the industry, the Company's financial performance, the market composition for executives of similar background and experience and the performance of the executive officer under consideration. The particular elements of the Company's compensation programs for executive officers are described below.

COMPENSATION STRUCTURE

     The executive base compensation for the executive officers of the Company named in the Summary Compensation Table is intended to be competitive with that paid in comparable situated industries, taking into account the scope of responsibilities and internal relationships. The goals of the Compensation Committee in establishing the Company's executive compensation program are:

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

     Individual's base salaries are determined by the Compensation Committee based on the scope of the executive's responsibilities, a subjective evaluation of the executive's performance and the length of time the executive has been in the position.

EXECUTIVE COMPENSATION DEDUCTIBILITY

      It is the Company's intent that amounts paid pursuant to the Company's compensation plans will generally be deductible compensation expenses. The Compensation Committee does not currently anticipate that the amount of compensation paid to executive officers will exceed the amounts specified as deductible pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

                             COMPENSATION COMMITTEE
                            OF THE BOARD OF DIRECTORS

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

     Under the Incentive Plan, Tatham Offshore may grant to employees, consultants or agents of Tatham Offshore or any of its parents or subsidiaries one or more options (each, a "Stock Option") to purchase shares of Common Stock as hereinafter set forth. Stock Options granted under the Incentive Plan may be either incentive stock options ("Incentive Stock Options") within the meaning of
Section 422(b) of the Code, or options that do not qualify as Incentive Stock Options ("Non-Qualified Stock Options"). Pursuant to the Incentive Plan, Tatham Offshore may grant awards of Common Stock subject to restrictions on sale or other disposition of such shares ("Restricted Stock Grant"), and such other requirements as the Compensation Committee deems appropriate including the requirement that such shares be forfeited upon termination of employment for certain reasons within a specified period of time. Pursuant to the Incentive Plan, Tatham Offshore may also grant rights to receive an amount equal to the fair market value of shares of Common Stock or rights to receive an amount equal to any appreciation or increase in the fair market value of Common Stock over a specified period of time (SARs). Stock Options, Restricted Stock Grants and SARs are referred to collectively herein as "Awards."

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

     The Incentive Plan is to be administered by the Compensation Committee. Each member of the Compensation Committee is a disinterested person within the meaning of Rule 16b-3 of the Exchange Act and qualifies as an "outside director", as such term is used for the purposes of Section 162(m) of the Code and any rules and regulations promulgated thereunder.

     Subject to the provisions of the Incentive Plan, the Compensation Committee has sole authority to select the individuals who are to be granted Awards from among those persons who are eligible and to determine the restrictions, terms and conditions of each Award granted under the Incentive Plan (subject to the terms of the Incentive Plan). The Compensation Committee is authorized to interpret the Incentive Plan and may, from time to time, adopt, amend or rescind rules and regulations relating to the implementation, administration and maintenance of the Incentive Plan.

     A total of 702,500 Awards issued pursuant to the Incentive Plan are currently outstanding.

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

     In connection with his agreement to serve on the Board of Directors, Mr. Niven was originally granted stock options to purchase 30,000 shares of Common Stock of Tatham Offshore at $10.00 per share, the initial public offering price. The stock options vested at the rate of 10,000 per year beginning June 30, 1995 and were subject to shareholder approval. During the year ended June 30, 1996, these stock options were canceled and Mr. Niven was granted Stock Options to purchase 30,000 shares of Common Stock at $0.8125 per share pursuant to the Director Plan which included 10,000 Stock Options, which vested immediately, and 10,000 Stock Options, which vested annually on June 30, 1996 and 1997. In connection with his appointment to the Board, Mr. Vincent was issued Stock Options to purchase 30,000 shares of Common Stock at $0.8125 per share pursuant to the Director Plan. These Stock Options vested at the rate of 10,000 per year beginning January 31, 1997.

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

ADDITIONAL DIRECTOR OPTIONS

     On December 31, 1998, each of Messrs. Beeney, Niven, Vincent and Wilson, the current outside directors of the Company, were granted options to purchase 100,000 shares of the Company's Common Stock for $0.40625 per share, the trading price for the Company's Common Stock on that date. The options vest 33-1/3% each year beginning December 31, 1999.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of August 31, 1999 the beneficial ownership of the outstanding Common Stock of Tatham Offshore by (i) each person who is known to Tatham Offshore to beneficially own more than 5% of the outstanding Common Stock of Tatham Offshore, (ii) each director and director nominee of Tatham Offshore, (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation") and (iv) all executive officers and directors of Tatham Offshore as a group.

                                                          SHARES OF CLASS BENEFICIALLY OWNED(1)
                                                          -------------------------------------
                                                                     TATHAM OFFSHORE
                                                                     COMMON STOCK(2)
                                                                     ---------------

                                                                 NUMBER          PERCENT
                                                                 ------          -------
           Kenneth E. Beeney ...........................          8,500              *
           Harvey O. Fleisher ..........................         25,620(3)           *
           Phillip German ..............................         15,620(3)           *
           Kenneth L. Hamilton .........................         15,929(3)           *
           Dennis A. Kunetka ...........................         41,870(4)           *
           James G. Niven ..............................          9,378(5)           *
           Thomas P. Tatham ............................        665,010(6)         2.5%
             7500 Chase Tower
             Houston, Texas 77002 ......................
           Roger B. Vincent, Sr ........................          3,412(7)           *
           Don W. Wilson ...............................         22,500              *
           Tatham Brothers Securities, LLC .............     21,847,492(8)        80.5%
             7500 Chase Tower
             Houston, Texas 77002 ......................
           Elliott Associates, L.P. ....................      1,886,204(9)         6.8%
             712 5th Avenue, 36th Floor
             New York, New York 10019 ..................
           Martley International, L.P. .................      1,886,204(9)         6.8%
             1086 Teaneck Road
             Teaneck, New Jersey 07666 .................
           Westgate International, L.P. ................      1,886,204(9)         6.8%
             c/o Midland Bank Trust
             Corporation (Cayman) Limited
             P.O. Box 1109, Mary Street
             Grand Cayman, Cayman Islands
             British West Indies
           Lehman Commercial Paper, Inc. ...............      1,467,660(10)        5.6%
             3 World Financial Center
             9th Floor
             New York, New York 10285 ..................
           Executive officers and directors ............        817,212(11)        3.0%
             as a group (10 persons)


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

(2) Shares of Series A 12% Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"), Series B 8% Convertible Exchangeable Preferred Stock ("Series B Preferred Stock") and Series C 4% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") held by each named person are assumed converted into shares of Common Stock for the purpose of computing the number of shares of Common Stock beneficially owned by such person. See "--Certain Relationships and Related Transactions--Convertible Exchangeable Preferred Stock."

(3) Includes 15,620 shares of Common Stock assumed acquired as a result of conversion of 50,000 shares of Series A Preferred Stock into Common Stock.

(4) Includes options to purchase 25,000 shares of Common Stock. Also includes 15,620 shares of Common Stock assumed acquired as a result of conversion of 50,000 shares of Series A Preferred Stock into Common Stock.

(5)      Includes options to purchase 3,000 shares of Common Stock.


(6) Includes 480,346 shares assumed acquired as a result of conversion of 1,537,600 shares of Series A Preferred Stock into Common Stock. Also includes 1,768 shares assumed acquired as a result of conversion of 21,000 shares of Series C Preferred Stock into Common Stock. Mr. Tatham owns 8.9% of the Series A Preferred Stock outstanding.


(7) Includes 312 shares assumed acquired as a result of conversion of 1,000 shares of Series A Preferred Stock into Common Stock. Also includes options to purchase 3,000 shares of Common Stock.


(8) Includes 1,079,481 shares of Common Stock assumed acquired as a result of conversion of 3,455,444 shares of Series A Preferred Stock. Tatham Brothers Securities, LLC owns 20.1% of the Series A Preferred Stock outstanding.


(9) The total number of shares credited to each of Elliott Associates, a Delaware limited partnership, Westgate International, L.P., a Cayman Islands Limited Partnership ("Westgate") and Martley International, Inc., a Delaware corporation ("Martley") as beneficial ownership interest includes (a) 1,620,664 shares beneficially owned by Elliott Associates ("Elliott Shares") and (b) 265,540 shares beneficially owned by Westgate ("Westgate Shares"). The Westgate Shares are credited to Martley because Westgate and Martley share the power to vote, direct the vote of, and to dispose or direct the disposition of the Westgate Shares. The Westgate Shares are credited to Elliott Associates, the Elliott Shares credited to Westgate, and the Elliott Shares credited to Martley as a result of Elliott Associates, Martley and Westgate's actions as a shareholder group under Rule 13D-3 of the Exchange Act. The Elliott Shares include 1,620,664 shares that may be acquired by Elliott Associates by conversion of 5,187,784 shares of Series A Preferred Stock owned by Elliott Associates into Common Stock; the Westgate Shares include 265,540 shares of Common Stock that may be acquired by Westgate as a result of the conversion of 850,000 shares of Series A Preferred Stock owned by Westgate into Common Stock. Each of Elliott Associates, Westgate and Martley beneficially owns 35.1% of the Series A Preferred Stock outstanding.

(10) Includes 72,517 share of Common Stock assumed acquired as a result of conversion of 232,128 shares of Series A Preferred Stock.

(11) Includes 552,511 shares of Common Stock assumed acquired as a result of conversion of 1,768,600 shares of Series A Preferred Stock. Also includes 1,768 shares of Common Stock assumed acquired as a result of conversion of 21,000 shares of Series C Preferred Stock. Also includes options to purchase 31,000 shares of Common Stock. The executive officers and directors as a group beneficially own 103% of the Series A Preferred Stock outstanding.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A discussion of certain agreements, arrangements and transactions between or among the Company, Leviathan, DeepTech and certain other related parties is summarized in the Company's "Notes to Consolidated Financial Statements -- Note 2 -- DeepTech Merger and Related Transactions", "-- Note 4 -- Property and Equipment --", "-- Note 5 -- Indebtedness --", "-- Note 7 -- Related Party Transactions --" and "-- Note 11 -- Subsequent Events" located elsewhere in this Annual Report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires Tatham Offshore's officers and directors, and persons who beneficially own more than 10% of Common Stock ("10% Stockholders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission") and the regulations of the Securities and Exchange Commission require such officers, directors and 10% Stockholders to furnish the Company with copies of all such reports that they file. Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto provided to the Company, and certain written representations furnished to the Company, the Company believes that, during the fiscal year ended June 30, 1998, its executive officers, directors and greater than 10% beneficial owners complied with all applicable filing requirements, except that Tatham Brothers, LLC and its members failed to timely file a Form 3 in August of 1998 and Mr. Thomas P. Tatham failed to timely file a Form 4 in August of 1998 to report their respective acquisitions of beneficial ownership of Company stock on August 18, 1998. To rectify these delinquent filings, Tatham Brothers Securities, LLC, as the designated filer for a "group," for purposes of Section 13(d) of the Exchange Act, filed a Form 5 in August of 1999 on behalf of itself and the delinquent filers listed above.

COMPARATIVE STOCK PERFORMANCE


     As required by applicable rules of the Commission, the performance graph was prepared based upon the following assumptions:

     1. $100 was invested in Common Stock, the Standard & Poor's 500 Stock Index (the "S&P 500 Index") and the Dow Jones Oil -- Secondary Index (the "Peer Group") on July 1, 1994.

     2.  Dividends are reinvested on the ex-dividend dates.





                            COMPARATIVE TOTAL RETURNS

              TATHAM OFFSHORE, INC., THE S&P 500 INDEX AND THE PEER
    GROUP (PERFORMANCE RESULTS FOR THE FIVE YEAR PERIOD ENDING JUNE 30, 1999)






                         ---------------------------------------------------------------------------------
                         01-JUL-94      30-JUN-95     30-JUN-96    30-JUNE-97     30-JUN-98     30-JUN-99
TATHAM OFFSHORE            100.00          35.00           8.75         5.67           3.00          0.47
                         ---------------------------------------------------------------------------------
S&P 500 INDEX              100.00         126.07         158.85       213.97         278.51        341.88
                         ---------------------------------------------------------------------------------
PEER GROUP                 100.00         102.48         118.80       128.29         131.21        120.70
                         ---------------------------------------------------------------------------------

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

             10.17 Redemption Agreement dated February 27, 1998 between Tatham Offshore, Inc. and Flextrend Development Company, L.L.C.(filed as Exhibit 10.1 to Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, Commission File No. 0-22892 and incorporated herein by reference).

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

             10.25 First Amended and Restated Charter between RIGCO North America, L.L.C. and Sedco Forex Division, Schlumberger Technology Corporation dated November 29, 1996 (filed as
                        Exhibit 10.25 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

             10.26 Second Amended and Restated Charter between RIGCO North America, L.L.C. and Sedco Forex Division, Schlumberger Technology Corporation dated August 14, 1997 (filed as
                        Exhibit 10.26 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

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

             10.28 Global Amendment and Assignment and Acceptance dated October 9, 1996 to the Credit Agreement among RIGCO North America, L.L.C., Lehman Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and Documentation Agent and BHF-Bank Aktrengesellschaft, as Administrative Agent. (filed as Exhibit 10.28 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

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

             10.30 Third Amendment dated May 13, 1997 to the Credit Agreement among RIGCO North America, L.L.C., Lehman Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and Documentation Agent and BHF-Bank Aktrengesellschaft, as Administrative Agent (filed as Exhibit 10.30 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

             10.31 Fourth Amendment dated July 31, 1997 to the Credit Agreement among RIGCO North America, L.L.C., Lehman Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and Documentation Agent and BHF-Bank Aktrengesellschaft, as Administrative Agent (filed as Exhibit 10.31 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

             10.32 Fifth Amendment dated June 16, 1998 to the Credit Agreement among RIGCO North America, L.L.C., Lehman Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and Documentation Agent and BHF-Bank Aktrengesellschaft, as Administrative Agent (filed as Exhibit 10.32 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

             10.33 Sixth Amendment dated September 25, 1998 to the Credit Agreement among RIGCO North America, L.L.C., Lehman Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and Documentation Agent and BHF-Bank Aktrengesellschaft, as Administrative Agent (filed as Exhibit 10.33 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

             10.34 Management Agreement dated June 16, 1998 between DeepFlex Production Services, Inc. and RIGCO North America, L.L.C. (filed as Exhibit 10.34 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

             10.35 Restructuring Agreement dated September 22, 1997, between DeepTech and Tatham Offshore (filed as Exhibit
                        10.35 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

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

             10.45 Promissory Note from Tatham Offshore, Inc. to Tatham Brothers, LLC for $22,889,102 dated August 14, 1998 (filed as Exhibit 10.45 to Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 0-22892 and incorporated herein by reference).

             10.46 Promissory Note from Tatham Offshore, Inc. to Tatham Brothers, LLC in the amount of $24,097,107 dated January 15, 1999 (filed as Exhibit 10.46 to Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 0-22892 and incorporated herein by reference).

             10.47 Convertible Subordinated Note from Tatham Offshore, Inc. to Tatham Brothers, LLC in the amount of $1,000,000 dated January 15, 1999 (filed as Exhibit 10.47 to Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No.
                        0-22892 and incorporated herein by reference).

             10.48* Seventh Amendment dated March 30, 1999 to the Credit Agreement among RIGCO North America, L.L.C., Lehman Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and Documentation Agent and BHF-Bank Aktrengesellschaft, as Administrative Agent.

             10.49* Promissory Note from RIGCO North America, L.L.C. to Tatham Investment Corp. dated June 30, 1999 for the lesser of (i) $750,000 and (ii) the total unpaid principal amount of all loans made thereunder, with interest.

             10.50* Revolving Demand Promissory Note from Tatham Offshore, Inc. to Tatham Investment Corp. dated July 1, 1999 for the lesser of (i) $5,000,000 and (ii) the aggregate unpaid principal amount of all loans made thereunder, with interest.

             21.1*      List of Subsidiaries of Tatham Offshore, Inc.

             23.1*      Consent of Independent Accountants,
                        PricewaterhouseCoopers LLP.

             24.1 Powers of Attorney (included on the signature page on this Annual Report on Form 10-K).

             27.1*      Financial Data Schedules.
--------------

         *    Filed herewith

(b)  Reports on Form 8-K

         None.

                               POWERS OF ATTORNEY

     Each person whose signature appears below hereby appoints Thomas P. Tatham and Dennis A. Kunetka and each of them, any one of whom may act without the joinder of the others, as his attorney-in-fact to sign on his behalf and in the capacity stated below and to file all amendments to this Annual Report, which amendment or amendments may make such changes and additions thereto as such attorney-in-fact may deem necessary or appropriate.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this First Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TATHAM OFFSHORE, INC.
                                               (Registrant)

                                               By:  /s/ Thomas P. Tatham
                                                  -----------------------------
                                               Thomas P. Tatham
                                               Chairman of the Board
                                                and Chief Executive Officer
                                               September 27, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.

/s/Thomas P. Tatham                              /s/ James G. Niven
-------------------------------------------      -------------------------------
Thomas P. Tatham, Chairman of the Board          James G. Niven, Director
  and Chief Executive Officer                    September 27, 1999
September 27, 1999

/s/Dennis A. Kunetka                             /s/ Roger B. Vincent, Sr.
-------------------------------------------      -------------------------------
Dennis A. Kunetka, Chief Financial Officer,      Roger B. Vincent, Sr., Director
  Senior Vice President and Secretary            September 27, 1999
  (Principal Accounting Officer)
September 27, 1999

/s/Kenneth E. Beeney                             /s/ Don W. Wilson
-------------------------------------------      -------------------------------
Kenneth E. Beeney, Director                      Don W. Wilson, Director
September 27, 1999                               September 27, 1999

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                              INDEX TO CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                                                             PAGE
                                                                                             ----

Report of Independent Accountants.........................................................    F-2
Consolidated Balance Sheet as of June 30, 1999 and 1998...................................    F-3
Consolidated Statement of Operations for the Years Ended
     June 30, 1999, 1998 and 1997.........................................................    F-4
Consolidated Statement of Cash Flows for the Years Ended
     June 30, 1999, 1998 and 1997.........................................................    F-5
Consolidated Statement of Stockholders' Equity for the Years
     Ended June 30, 1999, 1998 and 1997...................................................    F-6
Notes to Consolidated Financial Statements................................................    F-7


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Tatham Offshore, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Tatham Offshore, Inc. and its subsidiaries (the Company) at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 5 and 11 to the consolidated financial statements, as of April 30, 1999 a wholly-owned subsidiary of the Company was in default under the terms of its senior secured credit facility and on August 9, 1999, four wholly-owned subsidiaries of the Company filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PRICEWATERHOUSECOOPERS LLP

Houston, Texas
September 27, 1999

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)


                                                                                                  June  30,
                                                                                        -----------------------------
                                                                                           1999             1998
                     ASSETS
Current assets:
    Cash and cash equivalents                                                           $     486           $   2,689
    Accounts receivable                                                                    16,076               2,957
    Receivable from affiliates                                                                 --                 514
    Prepaid expenses                                                                          168                 167
                                                                                        ---------           ---------
       Total current assets                                                                16,730               6,327
                                                                                        ---------           ---------

Property and equipment:
     Semisubmersible drilling rigs                                                        146,487             135,754
     Oil and gas properties, at cost, using successful efforts method                          --              26,762
                                                                                        ---------           ---------
                                                                                          146,487             162,516
     Less - accumulated depreciation, depletion, amortization and impairment               12,204              27,532
                                                                                        ---------           ---------
       Property and equipment, net                                                        134,283             134,984
                                                                                        ---------           ---------

Restricted cash                                                                               170                  --
Deferred costs                                                                             12,591              11,529
Debt issue costs, net                                                                          --                 578
                                                                                        ---------           ---------
       Total assets                                                                     $ 163,774           $ 153,418
                                                                                        =========           =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                            $  10,102           $   3,812
    Accounts payable to affiliates                                                          8,082              11,374
    Long-term debt currently payable                                                       58,148              59,156
    Long-term debt to affiliate currently payable                                          26,519                  --
                                                                                        ---------           ---------
       Total current liabilities                                                          102,851              74,342
Other noncurrent liabilities                                                                   --               3,416
                                                                                        ---------           ---------
                                                                                          102,851              77,758
                                                                                        ---------           ---------

Minority interests in consolidated subsidiary                                                  --                 250
                                                                                        ---------           ---------
Commitments and contingencies (Note 9)

Stockholders' equity (deficit) (Note 6):
    Preferred stock, $0.01 par value, 110,000,000 shares authorized as of June 30, 1999 and 1998, 17,579,717 and
       17,960,732 shares issued and outstanding at June 30, 1999
       and 1998, respectively                                                                 176                 180
    Common stock, $0.01 par value, 250,000,000 shares authorized as of June 30, 1999 and 1998, respectively, 26,074,321 and
       30,001,026 shares issued and outstanding as of June 30, 1999
       and 1998, respectively                                                                 261                 300
    Additional paid-in capital                                                            186,217             192,179
    Accumulated deficit                                                                  (125,731)           (117,249)
                                                                                        ---------           ---------
                                                                                           60,923              75,410
                                                                                        ---------           ---------
       Total liabilities and stockholders' equity                                       $ 163,774           $ 153,418
                                                                                        =========           =========



    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                             Year ended June 30,
                                                              ----------------------------------------------
                                                                 1999              1998              1997
Revenue:
    Drilling services                                         $    39,846       $      672       $        --
                                                              -----------       ----------       -----------
                                                                   39,846              672                --
                                                              -----------       ----------       -----------

Costs and expenses:
    Drilling operating expenses                                    22,234              428                --
    Depreciation                                                    5,711               91                --
    Management fee                                                    155              656               492
    General and administrative expenses                             6,861              206               235
                                                              -----------       ----------       -----------
                                                                   34,961            1,381               727
                                                              -----------       ----------       -----------

Operating income (loss)                                             4,885             (709)             (727)

Interest and other income                                             969              223               571
Interest and other financing costs                                 (7,655)              --                --
Interest expense and other financing costs - affiliates            (6,460)              --                --
                                                              ------------      ----------       -----------

Net loss from continuing operations                           $    (8,261)      $     (486)      $      (156)

Discontinued operations (Note 2)
    Loss from oil and gas operations                                 (221)          (4,325)          (47,815)
                                                              ------------      ----------       -----------

Net loss                                                      $    (8,482)      $   (4,811)      $   (47,971)
                                                              ------------      ----------       -----------

Preferred stock dividends                                          (3,055)          (3,770)           (3,920)
                                                              ------------      ----------       -----------

Net loss allocable to common shareholders                     $   (11,537)      $   (8,581)      $   (51,891)
                                                              ============      ==========       ===========

Weighted average number of shares                                  26,558           17,300             2,665
                                                              ===========       ==========       ===========

Basic and diluted loss per common share
    from continuing operations (Note 3)                       $    (0.43)       $     (0.25)     $     (1.53)
                                                              ==========        ===========      ===========

Basic and diluted loss per common share
    from discontinued operations (Note 3)                     $    (0.00)       $     (0.25)     $    (17.94)
                                                              ==========        ===========      ===========

Basic and diluted loss per common share (Note 3)              $    (0.43)       $     (0.50)     $    (19.47)
                                                              ==========        ===========      ===========



    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                              Year ended June 30,
                                                                                 -------------------------------------------
                                                                                    1999            1998              1997
Cash flows from operating activities:
  Net loss                                                                       $ (8,482)        $ (4,811)        $(47,971)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation, depletion and amortization                                      5,968            3,047            5,364
      Impairment, abandonment and other                                                --               --           41,674
      Amortization of debt issue costs                                              3,079               39               --
      Costs and expenses settled by issuance of common stock                           --              389               --
      Noncash interest expense                                                      3,607            1,709               --
      Other                                                                            --               --            2,377
      Changes in operating working capital (net of effect of conveyance):
        (Increase) decrease in accounts receivable                                (13,119)            (668)             518
        Decrease (increase) in receivable from affiliates                             488              837             (382)
        (Increase) decrease in prepaid expenses                                        (1)            (116)              29
        Increase (decrease) in accounts payable and accrued liabilities             7,046           (3,369)          (3,221)
        Increase (decrease) in accounts payable to affiliates                       3,935            4,819           (2,946)
                                                                                 --------         --------         --------
          Net cash provided by (used in) operating activities                       2,521            1,876           (4,558)
                                                                                 --------         --------         --------

Cash flows from investing activities:
  Additions to oil and gas properties                                                  --             (352)          (2,923)
  Additions to semisubmersible drilling rigs                                      (10,733)              --               --
  Deferred costs                                                                   (1,036)         (10,212)          (1,317)
  Cash received from conveyance of DeepFlex to Tatham Offshore                         --            3,580               --
  Conveyance of oil and gas properties                                             (1,605)              --               --
                                                                                 --------         --------         --------
          Net cash used in investing activities                                   (13,374)          (6,984)          (4,240)
                                                                                 --------         --------         --------

Cash flows from financing activities:
  Repayment of notes payable                                                       (1,008)            (250)              --
  Proceeds from notes payable to affiliate                                         14,579               --               --
  Repayment of notes payable to affiliate                                          (2,250)              --           (1,734)
  Proceeds from the issuance of common stock related to the
   exercise of Exchange Warrants                                                       --            2,656               --
  Redemption of Mandatory Redeemable Preferred Stock                                   --           (2,496)              --
  Increase in restricted cash                                                        (170)
  Debt issue costs                                                                 (2,501)              --               --
  Proceeds from issuance of Series A Preferred Stock                                   --               --           12,242
  Proceeds from issuance of Series B Preferred Stock                                   --               --               74
  Proceeds from issuance of Series C Preferred Stock                                   --               --            1,339
                                                                                 --------         --------         --------
          Net cash provided by (used in) financing activities                       8,650              (90)          11,921
                                                                                 --------         --------         --------

Net (decrease) increase in cash and cash equivalents                               (2,203)          (5,198)           3,123
Cash and cash equivalents at beginning of year                                      2,689            7,887            4,764
                                                                                 --------         --------         --------
Cash and cash equivalents at end of year                                         $    486         $  2,689         $  7,887
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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                 Warrants
                                                                                outstanding
                                                                             to purchase shares
                                 Preferred Stock         Common Stock          of Convertible
                               --------------------  ----------------------     Exchangeable      Additional
                               Number of             Number of                   Preferred         paid-in    Accumulated
                                Shares   Par value    Shares      Par value        Stock           capital      deficit      Total
                               --------- ----------  ---------    ---------  ------------------    --------   -----------    ------
Balance, June 30, 1996           18,725     187       25,500         255          2,883             80,004     (64,467)      18,862

Issuance of Series B
  Preferred Stock                    74       1           --          --            (34)               107          --           74

Issuance of Series C
  Preferred Stock                 1,338      13           --          --           (602)             1,928          --        1,339

Conversion of Warrants into
  Mandatory Redeemable
  Preferred Stock                 4,991      50           --          --         (2,247)             2,197          --           --


Conversion of Series A
  Preferred Stock into
  Common Stock                     (784)     (8)       1,856          19             --                (11)         --           --

Net loss for the year ended
  June 30, 1997                      --      --           --          --             --                 --     (47,971)     (47,971)
                                 ------   -----     --------    --------       --------             -------    --------     --------

Balance, June 30, 1997           24,344     243       27,356         274             --             84,225    (112,438)     (27,696)

Reverse stock split                  --      --      (24,620)       (246)            --                246          --           --

Conversion of debt into
  common stock                       --      --       26,667         266             --             61,443          --       61,709

Contribution by DeepTech
  of all of the outstanding
  capital stock of DeepFlex          --      --           --          --             --             59,279          --       59,279


Conveyance of all of the
  outstanding capital stock
  of Tatham Development to
  DeepTech                           --      --           --          --             --            (13,620)         --      (13,620)

Issuance of common stock             --      --           90           1             --                388          --          389

Conversion of Series A
  Preferred Stock into
  common stock                     (375)     (3)         101           1             --                  2          --           --

Conversion of Series C
  Preferred Stock into
  Exchange Warrants              (1,017)    (10)          --          --          1,474             (1,464)         --           --

Issuance of common stock
  related to the exercise
  of Exchange Warrants               --      --          407           4         (1,474)             4,126          --        2,656


Redemption of Mandatory
  Redeemable Preferred
  Stock                          (4,991)    (50)          --          --             --             (2,446)         --       (2,496)

Net loss for the year
  ended June 30, 1998                --      --           --          --             --                 --      (4,811)      (4,811)
                                 ------   -----     --------    --------       --------            -------    --------     --------


Balance, June 30, 1998           17,961     180       30,001         300             --            192,179    (117,249)      75,410


Merger related transactions
  (Note 2)                         (661)     (7)      (3,927)        (39)            --             (6,235)         --       (6,281)

Expiration of minority
  interest in consolidated
  subsidiary                         --      --           --          --             --                250          --          250

Issuance of restricted stock        280       3           --          --             --                 23          --           26

Net loss for the year ended
  June 30, 1999                      --      --           --          --             --                 --      (8,482)      (8,482)
                                 ------   -----     --------    --------       --------            -------    --------     --------
Balance, June 30, 1999           17,580     176       26,074         261             --            186,217    (125,731)      60,923


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION:

Tatham Offshore, Inc. ("Tatham Offshore"), a Delaware corporation, is a diversified energy company currently pursuing, through its operating subsidiaries, energy related opportunities in Atlantic Canada, including offshore contract drilling services, substantial natural gas gathering and transmission facilities and related energy infrastructure. Historically, Tatham Offshore was engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf"). As of June 30, 1998, Tatham Offshore was an approximately 94%-owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company. In connection with the merger of DeepTech with a subsidiary of El Paso Energy Corporation ("El Paso Energy") and related transactions completed on or before August 14, 1998, (i) Tatham Offshore transferred its ownership of Tatham Offshore Development, Inc. ("Tatham Development"), a Delaware corporation and former wholly-owned subsidiary of Tatham Offshore which held interests in Ewing Bank Blocks 958, 959, 1002 and 1003, the Sunday Silence prospect, to DeepTech, (ii) Tatham Offshore conveyed its remaining oil and gas properties to Leviathan Gas Pipeline Partners, L.P. ("Leviathan"), (iii) DeepTech contributed all of the outstanding shares of capital stock of DeepFlex Production Services, Inc. ("DeepFlex") to Tatham Offshore and (iv) DeepTech divested itself of its equity ownership interest in Tatham Offshore. DeepFlex, a Delaware corporation and wholly-owned subsidiary of Tatham Offshore, was formed in January 1995 and, through its subsidiaries, focuses on the acquisition and deployment of semisubmersible drilling rigs for contract drilling. RIGCO North America, L.L.C. ("RIGCO") and FPS VI, L.L.C. ("FPS VI"), wholly-owned subsidiaries of DeepFlex, own interests in the FPS Laffit Pincay (the "Laffit Pincay") and the FPS Bill Shoemaker (the "Bill Shoemaker" and, together with the Laffit Pincay, the "Rigs"), both second generation semisubmersible drilling rigs.

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

Tatham Offshore Canada Limited, a wholly-owned subsidiary of Tatham Offshore, pursues certain opportunities offshore eastern Canada and is the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic Pipeline Partners"). North Atlantic Pipeline Partners is the sponsor of a proposal to construct a natural gas pipeline and related infrastructure in the Grand Banks area offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States. Through June 30, 1999, Tatham Offshore Canada Limited has incurred $12,565,000 in costs associated with the North Atlantic project and related infrastructure projects. Such costs include engineering, survey, legal, regulatory and other costs associated with the project.

As described in Note 11, on August 9, 1999, RIGCO, FPS VI, FPS III, Inc. and FPS V, Inc., wholly-owned subsidiaries of DeepFlex, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing").

The accompanying consolidated financial statements include the accounts of Tatham Offshore and those 50% or more owned subsidiaries controlled by Tatham Offshore (collectively referred to as the "Company").

NOTE 2 - DEEPTECH MERGER AND RELATED TRANSACTIONS:

On August 14, 1998, DeepTech merged with a subsidiary of El Paso (the "Merger"). As a result of the Merger and related transactions, some of the assets of Tatham Offshore and DeepTech were restructured so that DeepFlex became a wholly-owned subsidiary of Tatham Offshore and Tatham Offshore transferred its interest in the Sunday Silence prospect to DeepTech. In addition, Tatham Offshore agreed to transfer all of its remaining assets located in

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


the Gulf to Leviathan, a former affiliate. As such, all of the Company's oil and gas operations in the Gulf are reflected as discontinued operations in the financial statements. Further, DeepTech divested itself of its equity ownership interest in Tatham Offshore by offering all of the shares of Tatham Offshore common stock and Series A Preferred Stock held by DeepTech to the stockholders of DeepTech in a Rights Offering (discussed below).

On July 16, 1998, the Securities and Exchange Commission declared effective Tatham Offshore's Registration Statement on Form S-1 relating to the offering of rights to the DeepTech stockholders to purchase DeepTech's 28,073,450 shares of Tatham Offshore common stock and 4,670,957 shares of Tatham Offshore's Series A Preferred Stock (the "Rights Offering"). As a result of the Rights Offering, unaffiliated parties purchased 3,378,693 shares of common stock and 562,148 shares of Series A Preferred Stock. Tatham Brothers Securities, LLC ("TB Securities"), an affiliate of Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of Tatham Offshore and DeepFlex, purchased 20,768,011 shares of common stock and 3,455,444 shares of Series A Preferred Stock which resulted in DeepTech receiving net proceeds from the Rights Offering of $75.0 million. In exchange for committing to purchase a specified portion of the stock underlying any unexercised rights, TB Securities received a fee of $6.9 million. In connection with the Rights Offering, Tatham Offshore purchased and cancelled all of the shares of Common Stock and Series A Preferred Stock that were not acquired by the holders of rights or TB Securities in the Rights Offering, 3,926,746 shares of Common Stock and 653,365 shares of Series A Preferred Stock, respectively, and the proceeds from such purchase by Tatham Offshore were contributed by DeepTech to Tatham Offshore. DeepTech no longer owns any of Tatham Offshore's capital stock as a result of the Rights Offering.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Tatham Offshore and those 50% or more owned subsidiaries controlled by Tatham Offshore (collectively referred to as the "Company"). All of Tatham Offshore's subsidiaries are currently 100% owned. All significant intercompany balances and transactions have been eliminated in consolidation. All number of shares of Tatham Offshore common stock and per share disclosures have been restated to reflect a one-for-ten common share reverse stock split approved by the Board of Directors of Tatham Offshore on November 13, 1997 for the shareholders of record as of the close of business on November 24, 1997.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company's restricted cash is cash held in deposit to collateralize a letter of credit issued to the Canada-Newfoundland Offshore Petroleum Board for an exploration license commitment, offshore Newfoundland.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Semisubmersible Drilling Rigs

The cost of the semisubmersible drilling rigs is capitalized and depreciated using the straight-line method over the drilling rigs' estimated useful lives of 25 years. Repair and maintenance costs are charged to expense as incurred; additions, improvements and replacements are capitalized.

Effective July 1, 1996, the Company adopted Statement of Financial Account Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". SFAS No. 121 required recognition of impairment losses on long-lived assets (including semisubmersible drilling rigs) if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss is based on the fair value of the assets. Implementation of SFAS No. 121 did not have a material adverse effect on the Company's financial condition or results of operations.

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

Deferred Costs

Deferred costs primarily consist of costs related to advisory, legal and other direct project costs of pending transactions. At June 30, 1999 and 1998, the Company had capitalized $12,565,000 and $11,529,000, respectively, of development costs related to its sponsorship of North Atlantic Pipeline Partners' proposal to construct a pipeline offshore eastern Canada as discussed in Note 1.

Revenue Recognition

Revenue from oil and gas sales was recognized upon delivery in the period of production. Revenue from drilling services is recognized in the period rendered. The Company's drilling services revenues are generated from contract drilling services related to its two semisubmersible drilling rigs.

Income Taxes

The Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

Discontinued Operations

Discontinued operations represent Tatham Offshore's oil and gas exploration and development business transferred to DeepTech and Leviathan as discussed in Note
2. These operations were accounted for using the successful efforts method of accounting. Net sales from discontinued oil and gas operations were $0.9 million, $10.9 million and $20.7 million for fiscal years 1999, 1998 and 1997, respectively. General and administrative expenses were allocated to discontinued operations based on the percentage of employees' time related to the discontinued operations and were $0.3 million, $4.9 million and $4.1 million for fiscal years 1999, 1998 and 1997, respectively. Interest expense for years 1998 and 1997 was allocated 100% to discontinued operations.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Earnings per Share

During 1997, Tatham Offshore adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes new guidelines for computing earnings per share ("EPS") and requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. All prior period EPS data has been restated to conform with the provisions of SFAS No. 128.

Tatham Offshore excluded from its computation of diluted EPS the effect of antidilutive securities related to its outstanding convertible exchangeable preferred stocks discussed in Note 2 and its convertible production payment related to 25% of the net operating cash flow from Viosca Knoll Block 817.

Basic net loss per share equals diluted net loss per share for the years ended June 30, 1999, 1998 and 1997.

Concentration of Credit Risk

The primary market for the Company's services is the offshore oil and gas industry, and the Company's customers consist primarily of major oil companies and independent oil and gas producers. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses when necessary.

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

Tatham Offshore adopted SFAS No. 123, "Accounting for Stock Based Compensation", effective July 1, 1996. While SFAS No. 123 encourages entities to adopt the fair value method of accounting for their stock-based compensation plans, the Company has elected to continue to utilize the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The adoption of SFAS No. 123 did not have a material adverse effect on the Company's financial position or results of operations at adoption or during the years ended June 30, 1999, 1998 and 1997.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133", is effective for fiscal years beginning after June 15, 2000. The Company believes adoption will not have a material effect on its results of operations, cash flows or financial position.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Certain amounts in prior years have been reclassified to conform to the current year's presentation.

The Company utilized an off-balance sheet financial instrument to manage the interest rate associated with its borrowings. An interest rate cap was used to lock in a maximum rate, but enabled the Company to otherwise pay lower market rates. The cost of the interest rate cap was amortized to interest expense over the life of the cap, and the unamortized cost was included in other assets. The interest rate cap expired on September 30, 1998.

NOTE 4 - PROPERTY AND EQUIPMENT:

SEMISUBMERSIBLE DRILLING RIGS

At June 30, 1999, capitalized costs and related accumulated depreciation of semisubmersible drilling rigs totaled $146,487,000 and $12,204,000. At June 30, 1998, capitalized costs and related accumulated depreciation of semisubmersible drilling rigs totaled $135,754,000 and $6,493,000. The Company owns 100% of the FPS Laffit Pincay and the FPS Bill Shoemaker through its wholly owned subsidiaries.

The FPS Bill Shoemaker is currently operated under management and charter agreements with Sedco Forex. Sedco Forex is responsible for all aspects of operating and marketing of the drilling rigs, subject to agreed budgets and certain authorizations for new contracts. The agreements with Sedco Forex provide them with a management fee and the recoupment of their actual operating costs.

OIL AND GAS PROPERTIES - DISCONTINUED OPERATIONS

All of the Company's oil and gas properties were transferred as of August 14, 1998 (as discussed in Note 2) and are reflected as discontinued operations in the statement of operations. The following reflects historical information.


Capitalized Costs

                                                             June 30,
                                                             ---------
                                                               1998
                                                          (In thousands)

    Proved properties                                      $     4,099
    Unproved properties                                             --
    Wells, equipment and related facilities                     22,663
                                                           -----------
       Total capitalized costs                                  26,762
    Accumulated depreciation, depletion
      amortization and impairment                              (21,038)
                                                           -----------
       Net capitalized costs                               $     5,724
                                                           ===========


Costs Incurred in Oil and Gas Acquisition, Exploration and Development
Activities

                                                                       Year ended June 30,
                                                                  ---------------------------
                                                                      1998           1997
                                                                         (In thousands)

    Acquisition of proved properties                              $        --     $        --
    Exploration                                                           149             542
    Development                                                           353           2,923
                                                                  -----------     -----------
         Total costs incurred                                     $       502     $     3,465
                                                                  ===========     ===========


                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Results of Operations for Oil and Gas Producing Activities


                                                                       Year ended June 30,
                                                                  ----------------------------
                                                                      1998           1997
                                                                         (In thousands)
Oil and gas sales                                                 $    10,868     $    20,723
Production and operating expenses                                      (5,238)         (8,465)
Exploration expenses                                                     (149)           (542)
Depreciation, depletion and amortization                               (4,099)         (5,364)
Impairment, abandonment and other                                          --         (41,674)
                                                                  -----------     -----------
Results of operations from oil and gas producing
    activities (excluding corporate overhead,
    interest costs and income tax benefits)                       $     1,382     $   (35,322)
                                                                  ===========     ===========





Sale of Properties to Leviathan

On June 30, 1995, Leviathan entered into a purchase and sale agreement (the "Purchase and Sale Agreement") with Tatham Offshore. Pursuant to the Purchase and Sale Agreement, Leviathan acquired, subject to certain reversionary interests, a 75% working interest in Viosca Knoll Block 817, a 50% working interest in Garden Banks Block 72 and a 50% working interest in Garden Banks Block 117 (the "Assigned Properties") from Tatham Offshore for $30,000,000. Tatham Offshore received $15,000,000 at closing and an additional $15,000,000 on August 15, 1995. Leviathan was entitled to retain all of the revenue attributable to the Assigned Properties until it received net revenue equal to the Payout Amount (as defined below), whereupon Tatham Offshore was entitled to receive a reassignment of the Assigned Properties, subject to reduction and conditions as discussed below. Prior to December 10, 1996, "Payout Amount" was defined as an amount equal to all costs incurred by Leviathan with respect to the Assigned Properties (including the $30,000,000 acquisition cost paid to Tatham Offshore) plus interest thereon at a rate of 15% per annum. Effective February 1, 1996, Leviathan entered into an agreement with Tatham Offshore regarding the restructuring of certain transportation agreements that increased the amount recoverable from the Payout Amount by $7,500,000 plus interest (see "Impairment, Abandonment and Other" discussion below).

Effective December 10, 1996, Leviathan exercised its option to permanently retain 50% of the acquired working interest in the Assigned Properties in exchange for forgiving 50% of the then-existing Payout Amount exclusive of the $7,500,000 plus interest added to the Payout Amount in connection with the restructuring of certain transportation agreements discussed above. Leviathan remained obligated to fund any further development costs attributable to Tatham Offshore's portion of the working interests, with such costs to be added to the Payout Amount. Leviathan's election to retain 50% of the acquired working interest in the Assigned Properties reduced the Payout Amount from $94,020,000 to $50,760,000. Subsequent to December 10, 1996, only 50% of the development and operating costs attributable to the Assigned Properties were added to the Payout Amount and 50% of the net revenue from the Assigned Properties reduce the Payout Amount. See "Impairment, Abandonment and Other" discussion below and Note 2. As a result of the Merger and related transactions, the reversionary interests were cancelled.

Viosca Knoll Block 817

In September 1995, Tatham Offshore reacquired an aggregate 25% working interest in Viosca Knoll Block 817 and an approximate 12.5% working interest in the remainder of Viosca Knoll Blocks 772/773, 774, 818 and 861 (collectively, the "Viosca Knoll Properties") from two industry partners for a total of $16,000,000 in convertible production payments payable from 25% of the net cash flow from the Viosca Knoll Properties so acquired. The estimated net present value of the convertible production payments payable of $2,000,000 was recorded as oil and gas properties on the date of acquisition. The unpaid portion of the production payments was convertible into Tatham Offshore common stock at any time during the first five years at $8.00 per share. At June 30, 1998, the unpaid portion of the production payment obligation totaled $11,299,000. For the years ended June 30, 1998 and 1997, production and operating expenses include $1,236,000 and $1,465,000, respectively, of production payments

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



made during the year. As part of the Redemption Agreement, this property was transferred to Leviathan effective August 14, 1998.

Transportation and Processing Agreements

General. In December 1993, Tatham Offshore entered into a master gas dedication arrangement with Leviathan (the "Master Dedication Agreement"). Under the Master Dedication Agreement, Tatham Offshore dedicated all production from its Garden Banks, Viosca Knoll, Ewing Bank and Ship Shoal leases as well as certain adjoining areas of mutual interest to Leviathan for transportation. In exchange, Leviathan agreed to install the pipeline facilities necessary to transport production from the areas and certain related facilities and to provide transportation services with respect to such production. Tatham Offshore agreed to pay certain fees for transportation services and facilities access provided under the Master Dedication Agreement. Pursuant to the terms of the Purchase and Sale Agreement, Leviathan assumed all of Tatham Offshore's obligations under the Master Dedication Agreement and certain ancillary agreements with respect to the Assigned Properties.

Ewing Bank Gathering System. Pursuant to a gathering agreement (the "Ewing Bank Agreement") among Tatham Offshore, DeepTech, and a subsidiary of Leviathan, Tatham Offshore dedicated all natural gas and crude oil produced from eight of its Ewing Bank leases for gathering and redelivery by Leviathan and was obligated to pay a demand rate as well as a commodity charge equal to 4% of the market price of production actually transported. Tatham Offshore's Ewing Bank 914 #2 well commenced production in August 1993. Production and operating expenses on the accompanying consolidated statement of operations included commodity fees of $1,493,000 for the year ended June 30, 1997, related to the Ewing Bank Agreement. In March 1996, Leviathan settled all remaining unpaid demand charge obligations under this agreement in exchange for certain consideration as discussed below.

Ship Shoal. Tatham Offshore and Leviathan also entered into a gathering and processing agreement (the "Ship Shoal Agreement") pursuant to which Leviathan constructed a gathering line from Tatham Offshore's Ship Shoal Block 331 lease to interconnect with a third-party pipeline at Leviathan's processing facilities located on its Ship Shoal Block 332 platform. Pursuant to the terms of the Ship Shoal Agreement, and in consideration for constructing the interconnect, refurbishing the platform and providing access to the processing facilities, Tatham Offshore was required to pay Leviathan demand charges and to dedicate all production from its Ship Shoal 331 lease and eight additional surrounding leases for gathering and processing by Leviathan for additional commodity fees. Production and operating expenses on the accompanying consolidated statement of operations included commodity fees of $638,000 for the year ended June 30, 1997, related to the Ship Shoal Agreement. In March 1996, Leviathan settled all remaining unpaid demand charge obligations under this agreement in exchange for certain consideration as discussed below.

Transportation Agreements Settled. Effective February 1, 1996, Tatham Offshore entered into an agreement with Leviathan to prepay its remaining demand charge obligations under the Ewing Bank and Ship Shoal Agreements. Under the agreement, Tatham Offshore's demand charge obligations relative to the Ewing Bank Gathering System and the pipeline facilities constructed by Leviathan for its Ship Shoal property were prepaid in full. In exchange, Tatham Offshore (i) issued to Leviathan 7,500 shares of Senior Preferred Stock (as defined in Note 6) with a liquidation preference of $1,000 per share, (ii) added the sum of $7,500,000 to the Payout Amount under the Purchase and Sale Agreement and (iii) granted to Leviathan certain rights to use and acquire the Ship Shoal Block 331 platform. Leviathan had the right to utilize the Ship Shoal Block 331 platform and related facilities at a rental rate of $1.00 per annum for such period as the platform is owned by Tatham Offshore and located on the Ship Shoal Block 331, provided such use did not interfere with lease operations or other activities of Tatham Offshore. In addition, Leviathan had a right of first refusal relative to a sale of the platform. The agreement with Leviathan resulted in a reduction in demand charge payments of $7,800,000 for the year ended June 30, 1997. See "Impairment, Abandonment and Other" discussion below. This agreement was transferred to Leviathan on August 14, 1998 as part of the Redemption Agreement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Problems resulting from the completion of three wellbores at Ship Shoal Block 331 resulted in only a minimal amount of production from the property and Tatham Offshore decided not to pursue further recompletion operations. As a result of this decision, at June 30, 1997, Tatham Offshore reserved its remaining investment in its Ship Shoal Block 331 and accrued costs associated with the abandonment of the platform and wells. In December 1997, Tatham Offshore assigned its Ship Shoal Block 331 lease and related abandonment obligations to a third party.

In summary, impairment, abandonment and other on the accompanying consolidated statement of operations includes the following items related to the Ewing Bank and Ship Shoal properties discussed above.

                                                                        Year ended June 30,
                                                                  ---------------------------
                                                                        1998         1997
                                                                          (In thousands)

     Reserve investments in oil and gas properties                $        --     $    32,389
     Accrue abandonment costs                                              --           6,622
     Expense prepaid demand charges, net                                   --           2,663
                                                                  -----------     -----------
                                                                  $        --     $    41,674
                                                                  ===========     ===========


NOTE 5 - INDEBTEDNESS:

RIGCO Credit Facility

On September 30, 1996, RIGCO, a subsidiary of DeepFlex, entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Bill Shoemaker, to fund significant upgrades to the Bill Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the Bill Shoemaker. The Credit Facility
(i) matured on April 30, 1999, (ii) provides for interest at the prime rate plus 3% per annum (10 3/4% at June 30, 1999), payable quarterly, (iii) is secured by the two semisubmersible drilling rigs and all of the related assets, (iv) required a quarterly principal payment of excess cash flow as defined in the credit agreement with a minimum principal amortization of $250,000 per quarter beginning on December 31, 1996 and ending on September 30, 1998, (v) provided the lenders warrants to acquire a 5% minority equity interest in the subsidiaries which own the Rigs, and (vi) is subject to customary conditions and covenants, including the maintenance of a minimum level of working capital. As of June 30, 1999, amounts outstanding under the Credit Facility totaled $58.1 million in principal and $3.4 million in accrued interest. The $3.4 million of accrued interest is included in accounts payable and accrued liabilities on the consolidated balance sheet. On September 25, 1998, the parties to the Credit Facility amended the agreement to (i) extend the maturity date from September 30, 1998 to March 31, 1999, (ii) waive all principal payments until the maturity date, and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to March 31, 1999. RIGCO paid a total of 0.5% of the outstanding principal balance to the lenders in connection with the amendment.

On March 31, 1999, the parties to the Credit Facility amended the agreement to
(i) extend the maturity to April 30, 1999, (ii) waive all principal and interest payments until the maturity date and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to April 30, 1999. RIGCO paid a total of $100,000 to the lenders in connection with the amendment and agreed to increase the interest rate on the outstanding principal balance by 2% for the period of the extension, the default rate under the Credit Facility (12 3/4% at June 30, 1999).

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


RIGCO did not make the principal payment or interest payment due on April 30, 1999 and is presently in default under the terms of the Credit Facility. By letter dated May 3, 1999, the administrative agent for the lenders advised RIGCO that the loan was in default and that the Lenders would not exercise their rights, remedies, powers and privileges under the Credit Facility and other related loan documents at that time, but that they reserve the right to do so at any time they deem appropriate. See Note 11 - Subsequent Events.

As required by the RIGCO Credit Facility, RIGCO purchased an interest rate cap from a financial institution which established a maximum rate of 11.74% per annum on $36.5 million of outstanding principal for the remaining term of the credit facility. The interest rate cap expired on September 30, 1998.

Long-Term Debt - Affiliates

In connection with the Merger, the Company entered into a $22.9 million short-term financing arrangement with Tatham Brothers (as amended, the "Short-Term Facility") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the Redemption Agreement with Leviathan, (ii) pay $1.4 million to DeepTech in connection with the Management Agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering,
(iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short-Term Facility. Tatham Brothers is an affiliate of Thomas P. Tatham and the parent company of TB Securities. The Short-Term Facility accrued interest at the rate of 12% per annum and was due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million of accrued interest into a new short-term loan which bears interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short-Term Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO North America, L.L.C. and FPS V, Inc., both subsidiaries of the Company, which had an outstanding balance of approximately $78.9 million at June 30, 1999. On March 31, 1999, the Company and Tatham Brothers extended the Short-Term Facility until April 30, 1999. Pursuant to the terms of the Short-Term Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amount; as a result, an Event of Default has occurred and is continuing under the Short-Term Facility. As of June 30, 1999, the principal balance and accrued interest under the Short-Term Facility and Subordinated Convertible Note totaled $26.1 million and are included in long-term debt to affiliates currently payable on the consolidated balance sheet.

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

The Subordinated Notes bore interest at a rate of 11 3/4% per annum, payable quarterly. Effective July 1, 1997, the interest rate increased to 13% per annum. Interest expense related to this borrowing totaled $1,709,000 and $7,040,000 for the years ended June 30, 1998 and 1997, respectively.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Other - Affiliates

On June 30, 1999, RIGCO borrowed $439,062 from Tatham Investment Corporation, an affiliate of Mr. Tatham. Proceeds were used for working capital requirements. This borrowing matures on September 30, 1999, and bears interest at the prime rate plus 3% per annum. This borrowing is included in long-term debt to affiliates currently payable on the consolidated balance sheet.

Tatham Offshore is a guarantor of $5.0 million of a $9.0 million loan from Bank of America, N.A. to Tatham Brothers, which proceeds were loaned to DeepFlex to fund certain improvements to the Rigs. The loan bears interest at LIBOR plus 2% and is due on September 30, 1999 or upon demand. The loan from Tatham Brothers to DeepFlex, plus accrued interest, is included in the amount payable under "--Long-Term Debt-Affiliates" as discussed above.

NOTE 6 - STOCKHOLDERS' EQUITY:

The following table summarizes Tatham Offshore's outstanding equity:

                                                                                             Dividends In Arrears
                             Shares Outstanding at June 30,                                       June 30,              Conversion/
                             ------------------------------     Liquidation      Dividend   ----------------------        Exchange
         Equity                  1999            1998            Preference        Rate        1999          1998         Features

Senior Preferred Stock (a)            --            7,500      $1,000 per share     9%     $       --     1,631,000 (a)    (d)


Series A Preferred Stock (b)  17,184,133(h)    17,557,648(h)   $ 1.50 per share    12%      9,363,000     6,321,000       (e)(f)

Series B Preferred Stock          74,379           74,379      $ 1.00 per share     8%         16,000        10,000       (e)(f)

Series C Preferred Stock         321,205          321,205 (c)  $ 0.50 per share     4%         16,000        10,000       (e)(f)

Mandatory Redeemable
    Preferred Stock                   --               --      $ 0.50 per share    --              --            --        (g)

Common Stock                  26,074,321(h)    30,001,026(h)          N/A          --              --            --        --

-------------------------------

(a) In March 1998, Tatham Offshore eliminated its 9% Senior Convertible Preferred Stock and replaced this stock with Series B 9% Senior Convertible Preferred Stock ("Senior Preferred Stock"). Each share of the Senior Preferred Stock was senior to all other classes of Tatham Offshore preferred and common stock in the case of liquidation, dissolution or winding up of Tatham Offshore. Leviathan held all outstanding shares. In connection with the Redemption Agreement, the Senior Preferred Stock and all related unpaid dividends were redeemed in full. See Note 2.
(b) DeepFlex held 4,670,957 shares of the outstanding Series A Preferred Stock at June 30, 1997. In March 1998, DeepFlex conveyed its 4,670,957 shares of Series A Preferred Stock to DeepTech. See Note 2.
(c) DeepFlex held 1,016,957 and 4,312,086 shares of the outstanding Series C Preferred Stock and Mandatory Redeemable Preferred Stock, respectively, at June 30, 1997. In February 1998, DeepFlex exchanged its 1,016,957 shares of Tatham Offshore Series C Preferred Stock for 406,783 Exchange Warrants and immediately converted the Exchange Warrants into 406,783 shares of common stock at $6.53 per share for a total of $2,656,000 in proceeds to Tatham Offshore. Tatham Offshore used $2,496,000 of proceeds to redeem all of its 4,991,377 shares of Mandatory Redeemable Preferred Stock outstanding at $0.50 per share as required under the terms of the Mandatory Redeemable Preferred Stock issue. DeepFlex conveyed the 406,783 shares of common stock to DeepTech in March 1998.
      See Note 2.
(d) The Senior Preferred Stock was convertible into Series A Preferred Stock using a conversion ratio equal to (i) the liquidation preference amount plus accumulated unpaid dividends divided by (ii) $0.9375, the closing price of the Series A Preferred Stock on February 27, 1998.
(e) At any time until December 31, 1998, each share could have been exchanged for 0.4 Exchange Warrants. Each full Exchange Warrant entitled the holder thereof to purchase one share of Tatham Offshore common stock at $6.53 per share. The Exchange Warrants expired on July 1, 1999. Alternatively, at any time, the holder of any shares may convert the liquidation value and unpaid dividends into shares of Tatham Offshore common stock at $6.53 per share.
(f)   Redeemable at the option of Tatham Offshore on or after July 1, 1997.
(g) Tatham Offshore was required to redeem at a redemption price of $0.50 per share if Tatham Offshore redeems any shares of Series A, B or C Preferred Stock. Tatham Offshore was also required to redeem at a redemption price of $0.50 per share from net proceeds from the sale of common stock pursuant to the exercise of Exchange Warrants, subject to certain conditions. See (c) above.
(h) In connection with the Rights Offering, Tatham Offshore purchased all of the shares of Common Stock and Series A Preferred Stock that were not acquired by the holders of Rights or TB Securities in the Rights Offering, 3,926,746 and 653,365, respectively, and the proceeds from such purchase by Tatham Offshore were contributed by DeepTech to Tatham Offshore.

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

Warrants to Acquire Subsidiary Stock

In connection with the Credit Facility, the lenders were granted warrants to acquire a 5% minority equity interest in the subsidiaries which own the Rigs. On April 30, 1999, the warrants expired unexercised.

Stock Compensation Plans

On August 28, 1995, Tatham Offshore filed a registration statement on Form S-8 with the Commission for the registration of 4,000,000 shares of common stock authorized for issuance upon exercise of options under Tatham Offshore's Equity Incentive Plan (the "Incentive Plan") and 1,000,000 shares of common stock authorized for issuance upon exercise of options under Tatham Offshore's Non-Employee Director Stock Option Plan (the "Director Option Plan" and collectively with the Incentive Plan, the "Option Plans"). The Incentive Plan, as amended, provides Tatham Offshore the ability to issue a variety of awards pursuant to the plan including stock options, restricted stock, stock appreciation rights and stock value equivalent awards. Options granted pursuant to the Director Option Plan and the Incentive Plan vest 33 1/3% each year beginning December 31, 1999 and December 31, 2001, respectively. Both plans terminate December 31, 2005. In January 1998, Tatham Offshore issued 100,000 options under the Incentive Plan. During the year ended June 30, 1999, Tatham Offshore issued 600,000 options and 280,000 shares of restricted Series A Preferred Stock under the Incentive Plan. During the years ended June 30,
1999, 1998 and 1997, Tatham Offshore issued 400,000 options, 15,000 options and 9,000 options, respectively, pursuant to the Director Option Plan. All options issued under the Option Plans were issued at the current market price of the underlying stock at the date of grant. Options outstanding under the Option Plans at June 30, 1999 totaled 1,117,500 of which 40,500 options were exercisable. In addition, Tatham Offshore issued 79,000 stock appreciation rights pursuant to the Incentive Plan during the year ended June 30, 1997, all of which have expired unexercised.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Tatham applies APB Opinion No. 25 and related interpretations in accounting for its option plans, under which no compensation cost has been recognized. Had compensation costs for the Option Plan been determined consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts presented below:



                                                                     Year ended June 30,
                                                      -----------------------------------------------
                                                           1999              1998            1997
                                                                       (In thousands)

     Net (loss)                     As presented       $   (11,537)      $    (8,581)     $   (51,891)
                                    Pro forma              (11,747)           (8,918)         (51,891)

     Loss per share                 As presented       $     (0.43)      $     (0.50)     $    (19.47)
                                    Pro forma                (0.44)            (0.52)          (19.47)


The following table summarizes the Option Plans:


                                                                  Year Ended June 30,
                                      ----------------------------------------------------------------------------
                                                1999                     1998                      1997
                                      ------------------------  -----------------------   ------------------------
                                                   Weighted                  Weighted                  Weighted
                                                    Average                   Average                   Average
                                       Shares   Exercise Price  Shares    Exercise Price   Shares   Exercise Price
Outstanding at beginning of year      136,500      $    4.72     24,500     $   13.90      15,500      $  17.30
Granted                             1,000,000            .41    115,000          3.00       9,000          8.10
Exercised                                  --             --         --            --          --            --
Canceled                              (19,000)          4.72     (3,000)        13.90          --            --
                                    ---------      ---------  ---------     ---------    --------      --------
Outstanding at end of year          1,117,500      $     .89    136,500          4.72      24,500         13.90
                                    =========      =========  =========     =========    ========      ========

Options exercisable at June 30         40,500      $    8.47     31,500          8.72       9,500         23.10
                                    =========      =========  =========     =========    ========      ========
Weighted average fair value of
  options granted during the year                  $     .21                $    2.93                  $   7.90
                                                   =========                =========                  ========


The following table summarizes information about stock options outstanding at June 30, 1999:



                                       Options Outstanding
                        -------------------------------------------------                Options Exercisable
                                         Weighted Average                         ---------------------------------
                          Number             Remaining                              Number
 Exercise Prices        Outstanding        Life (Years)    Exercise Price         Exercisable       Exercise Price
 ---------------        -----------      ----------------  --------------         -----------       --------------
       .41              1,000,000               4.8              .41                     0                .41
      3.00                100,000               3.5             3.00                25,000               3.00
      8.12                 15,000                .3             8.12                13,000               8.12
     65.00                  2,500                .3            65.00                 2,500              65.00
                        ---------              ----            -----               -------              -----
                        1,117,500               4.6              .89                40,500               8.47


                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The fair value at each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                              Year ended June 30,
                                 -----------------------------------------
                                    1999              1998            1997

 Volatility                          157%              132%           129%
 Risk-free interest rate             5.9%              5.5%           6.5%
 Dividend yield                        0%                0%             0%
 Expected life                   10 years          10 years       10 years


Tatham Offshore issued 79,000 stock appreciation rights pursuant to the Incentive Plan during the year ended June 30, 1997.

NOTE 7 - RELATED PARTY TRANSACTIONS:

Management Agreement

The management agreement between Tatham Offshore and DeepTech provided for an annual management fee which was intended to reimburse DeepTech for the estimated costs of its operational, financial, accounting and administrative services provided to the Company. Effective July 1, 1997, the management agreement was amended to provide for an annual management fee of 26% of DeepTech's overhead expenses. During the twelve months ended June 30, 1999, DeepTech charged Tatham Offshore $310,000 under this agreement. The management agreement was terminated August 14, 1998 and Tatham Offshore hired and employed its management and support personnel directly.

Long-Term Debt to Affiliates

In connection with the Merger, the Company entered into the Short-Term Facility to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the Redemption Agreement with Leviathan, (ii) pay $1.4 million to DeepTech in connection with the Management Agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short-Term Facility. Tatham Brothers is an affiliate of Mr. Thomas P. Tatham and the parent company of TB Securities. The original terms of the Short-Term Facility provided for an interest rate of 12% per annum and was due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million accrued interest into a new short-term loan which bears interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short-Term Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO North America, L.L.C. and FPS V, Inc., both subsidiaries of the Company, which had an outstanding balance of approximately $78.9 million at June 30, 1999. Pursuant to the terms of the Short-Term Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amounts; as a result, an Event of Default has occurred and is continuing under the Short-Term Facility.

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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Pursuant to the Purchase Commitment Agreement, dated as of February 27, 1998 by and between Tatham Brothers and Tatham Offshore, in consideration of the Standby Commitment, the Company paid Tatham Brothers a fee of $6.9 million, which amount was included in the amount payable under the Short-Term Facility.

Tatham Offshore is a guarantor of $5.0 million of a $9.0 million loan from NationsBank, N.A. to Tatham Brothers, which proceeds were loaned to DeepFlex to fund certain improvements to the Rigs. The loan bears interest at LIBOR plus 2% and is due on September 30, 1999 or upon demand. The loan from Tatham Brothers to DeepFlex, plus accrued interest, was included in the amount payable under the Short-Term Facility discussed above.

In connection with the Bill Shoemaker make-ready agreement with Sedco Forex, RIGCO secured a $6.5 million letter of credit in January 1999 to secure payment to Sedco Forex, and the funds used to secure such letter of credit were provided by Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company. The $6.5 million in collateral funds plus accrued liquidated damages totaling $1.3 million are included in accounts payable to affiliates on the consolidated balance sheet. In exchange for providing the funds to secure the letter of credit, the Company paid a fee of $500,000 to Mr. Tatham. The Company has agreed to pay Mr. Tatham, as liquidated damages, $10,000 per day from February 15, 1999 until such funds are returned. The liquidated damages payment would be in the form of a promissory note bearing interest at the rate of 18% per annum. On February 10, 1999, Tatham Offshore issued two promissory notes, each in the original principal amount of $1.1 million, to Tatham Brothers and a foundation associated with Mr. Thomas P. Tatham, respectively, to secure funds to purchase new anchor chains in connection with the Bill Shoemaker make-ready. Effective with the purchase of the anchor chains, RIGCO and Tatham Offshore entered into an agreement whereby RIGCO has the option to either lease or purchase the anchor chains from Tatham Offshore. In April 1999, Tatham Offshore Canada Limited purchased the two promissory notes for their principal amount plus accrued interest. See Notes 1 and 2 for additional related party transactions completed in connection with the Merger.

Tatham Aviation, Inc. ("Tatham Aviation"), whose sole shareholder is Thomas P. Tatham, has provided the Company use of a corporate aircraft. The agreement between the Company and Tatham Aviation provides for the Company's reimbursement of operating costs, insurance and carrying costs in exchange for the use of the corporate aircraft. During the twelve months ended June 30, 1999, the Company paid Tatham Aviation $2.4 million under this agreement.

Leviathan Gas Pipeline Partners, L.P.

Leviathan charged Tatham Offshore $197,500, $1,827,000 and $1,995,000 for the years ended June 30, 1999, 1998, 1997, respectively, for commodity and platform access fees associated with the Viosca Knoll 817 lease in accordance with certain agreements between the parties. Commodity charges are based on the volume of oil and gas transported or processed.

Other

During the years ended June 30, 1999, 1998, and 1997, Tatham Offshore sold 99% of its production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an 80%-owned subsidiary of DeepTech. Through October 1995, the sales prices were based upon contractually agreed-upon posted prices. In November 1995, Tatham Offshore renegotiated its agreement with Offshore Marketing to provide Offshore Marketing fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling the Company's production.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Dover Technology, Inc. ("Dover"), a 50%-owned subsidiary of DeepTech, charged Tatham Offshore $160,000 for the year ended June 30, 1997 for services related to the acquisition, development, exploration or evaluation of oil and gas properties.

The Company is a guarantor of a $5.0 million loan from NationsBank, N.A. to Tatham Brothers, which proceeds were used to fund certain improvements to the Rigs. The loan bears interest at LIBOR plus 2% per annum and is due on September 30, 1999 or on demand. Mr. Tatham is also a co-guarantor of this loan.

NOTE 8 - INCOME TAXES:

The Company's deferred income tax liabilities (assets) at June 30, 1999 and 1998 consist of net operating loss ("NOL") carryforwards and the tax effect of temporary differences between financial and tax reporting related to the recognition of certain amounts as follows:

                                                June 30,
                                    --------------------------------
                                        1999               1998
                                             (in thousands)

Depreciable assets                       11,355                 --
                                    -----------         -----------
    Gross deferred liability             11,355                 --

NOL carryforwards                       (47,679)            (45,531)
                                    -----------         -----------
    Gross deferred asset                (36,324)            (45,531)
                                    -----------         -----------

Net deferred tax asset                  (36,324)            (45,531)
Valuation allowances                     36,324              45,531
                                    -----------         -----------
                                    $       --          $       --
                                    ===========         ===========




Because of the Company's cumulative losses, valuation allowances of $47,679,000 and $45,531,000 at June 30, 1999 and 1998, respectively, were provided against the net deferred tax assets. At June 30, 1999, the Company had approximately $140,231,000 of regular tax NOL carryforwards and approximately $139,043,000 of alternative minimum tax NOL carryforwards. These losses begin to expire in the year 2005. Substantial changes in a company's ownership can result in an annual limitation on the utilization of federal income tax NOL carryforwards.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Nasdaq Stock Market, Inc. ("Nasdaq") listing criteria requires, among other things, that a company listed on the Nasdaq National Market maintain a closing bid price greater than or equal to $1.00 and that the company's common stock must maintain a market value of public float greater than or equal to $5,000,000. The Company was notified by Nasdaq that unless the Company was able to demonstrate compliance with the $1.00 minimum bid price requirement and the $5,000,000 market value of public stock requirement by May 12, 1999, the Company's common stock would be delisted from the Nasdaq National Market at the opening of business on May 13, 1999. The Company's common stock bid price had not closed at a bid price greater than or equal to $1.00 in recent months and the market value of the Company's common stock held by individuals and entities which qualify under the definition of public float did not equal or exceed $5,000,000 at the current trading level of the common stock. As a result, effective May 13, 1999, the Company's common stock was no longer listed on the Nasdaq National Market and began trading in the over the counter market.

Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. The Company was notified by Sedco Forex that as of November 18, 1998, Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. The Company has been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998 but has not been paid for any period since that time. At June 30, 1999, the Company had recorded an $8.6 million account receivable from Sedco Forex related to the unpaid portion of the Shell contract. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. As discussed in Note 11, on July 26, 1999, RIGCO filed a petition alleging more than $51 million in actual damages against Schlumberger Technology Corporation and Schlumberger Canada, Ltd. (collectively, "Schlumberger").

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

NOTE 10 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

                                                                     Year ended June 30,
                                                     ---------------------------------------------------
                                                        1999                1998                1997
                                                                        (In thousands)
    Cash paid for interest, net of
       amounts capitalized                           $    3,985          $    1,707          $    7,249



Supplemental Disclosures of Noncash Investing and Financing Activities

                                                                     Year ended June 30,
                                                     --------------------------------------------------
                                                        1999                1998                1997
                                                                      (In thousands)
Conversion of long-term debt to
    common stock                                     $       --          $   60,000          $       --
Conversion of preferred stock to
    common stock                                             --                 540               1,129
Assignment of oil and gas properties and
    abandonment obligations to a third party                 --               1,200                  --
Conveyance of Tatham Development to DeepTech
    (Notes 1 and 2):
      Conveyance of oil and gas properties                   --              22,079                  --
      Exchange of DeepFlex indebtedness                      --              (8,000)                 --
      Decrease in paid in capital                            --             (13,620)                 --
      Reduction in other current assets                      --                 116                  --
      Reduction in abandonment obligations                   --                (400)                 --
      Reduction in accounts payable                          --                (175)                 --
Issuance of restricted senior preferred stock                26                  --                  --
Debt issued to refinance accounts payable
    to affiliates                                         5,153                  --                  --
Senior Preferred Stock redeemed under
    the Redemption Agreement                              7,500                  --                  --
Debt issued to finance Rights Offering                    6,923                  --                  --
Expiration of minority interest                             250                  --                  --


                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


As discussed in Note 2, Tatham Offshore conveyed its remaining oil and gas assets to Leviathan per the Redemption Agreement. The assets and liabilities conveyed were as follows (in thousands):



         Cash                                                 $    (1,605)
         Oil and gas properties, net                               (5,466)
         Accounts payable                                             755
         Accounts payable to DeepTech                               1,062
         Accounts payable to Leviathan                              2,480
         Other noncurrent liabilities                               3,416
                                                              -----------
           Increase in paid in capital                        $       642
                                                              ===========



NOTE 11 - SUBSEQUENT EVENTS:

Bankruptcy Filing by Subsidiaries

On August 9, 1999, RIGCO, FPS VI, FPS III, Inc. and FPS V, Inc., wholly-owned subsidiaries of DeepFlex, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing"). RIGCO owns a 100% interest in the Bill Shoemaker and a 25% undivided interest in the Laffit Pincay. FPS VI owns a 75% undivided interest in the Laffit Pincay. FPS III, Inc. and FPS V, Inc. are the owners of RIGCO and FPS VI with FPS III, Inc. owning a 50% interest in RIGCO and FPS V, Inc. owning a 50% interest in RIGCO and a 100% interest in FPS VI. The proceedings of RIGCO, FPS VI, FPS III, Inc. and FPS V, Inc. have been consolidated for administrative purposes. As a result of the Bankruptcy Filing, the Rigs are being managed by the Company's rig related subsidiaries as debtors-in-possession. Under the provisions of the Bankruptcy Code, the debtors-in-possession have the exclusive right, for 120 days following the date of the Bankruptcy Filing, to file a plan of reorganization with the Bankruptcy Court. Management intends to file such a plan. The syndicate of lenders under the Credit Facility have a secured interest in substantially all of the assets of RIGCO and FPS VI.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Following is the combined balance sheet and statement of operations at June 30, 1999 and the year then ended for the companies under the Bankruptcy Filing.



                             COMBINED BALANCE SHEET
                                 (In thousands)

                                                                                  June 30,
                                                                                    1999
                                                                              ---------------
                        ASSETS
Current assets:
   Cash and cash equivalents                                                  $           382
   Accounts receivable                                                                 16,034
   Prepaid expenses                                                                       156
                                                                              ---------------
     Total current assets                                                              16,572
                                                                              ---------------

Semisubmersible drilling rigs                                                         144,468
Less: Accumulated depreciation                                                         12,154
                                                                              ---------------
     Semisubmersible drilling rigs, net                                               132,314
                                                                              ---------------

     Total assets                                                             $       148,886
                                                                              ===============


         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued liabilities                                   $         8,408
   Accounts payable to affiliates                                                       6,003
   Notes payable to affiliates                                                         79,357
   Current portion of note payable                                                     58,148
                                                                              ---------------
     Total current liabilities                                                        151,916
                                                                              ---------------

Deferred income taxes                                                                  10,238
                                                                              ---------------

     Total liabilities                                                                162,154
                                                                              ---------------

Stockholders' equity (deficit):
   Common stock                                                                            --
   Additional paid-in capital                                                           1,180
   Accumulated deficit                                                                (14,448)
                                                                              ---------------
                                                                                      (13,268)
                                                                              ---------------

     Total liabilities and stockholders' deficit                              $       148,886
                                                                              ===============


                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                        COMBINED STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

Revenue:
   Drilling services                                                          $        39,846
Costs and expenses:
   Drilling operating expenses                                                         22,234
   Depreciation                                                                         5,661
   General and administrative expenses
     and management fee                                                                 2,940
                                                                              ---------------
                                                                                       30,835
                                                                              ---------------

Operating income                                                                        9,011
Interest income                                                                           105
Interest expense and other financing costs                                             (7,697)
Interest expense and other financing costs - affiliates                               (10,610)
                                                                              ---------------

Loss before income taxes                                                               (9,191)
Income tax (benefit) expense                                                               --
                                                                              ---------------
Net loss                                                                      $        (9,191)
                                                                              ===============


Lawsuit Against Schlumberger Technology Corporation

On July 26, 1999, RIGCO filed a petition in the 165th Judicial District Court in Harris County, Texas, alleging more than $51 million in actual damages against Schlumberger Technology Corporation and Schlumberger Canada, Ltd. (collectively, "Schlumberger") for claims arising out of Schlumberger's Sedco Forex Division's marketing, manning, management and operation of the Shoemaker and Pincay pursuant to certain charter, make-ready and other agreements and arrangements. The allegations include claims of gross negligence, breach of contract, fraud, negligent misrepresentation and negligence. RIGCO is seeking an unspecified amount of exemplary damages. RIGCO has alleged in bankruptcy court proceedings that the manner in which Schlumberger performed its duties with respect to the Bill Shoemaker and Laffit Pincay during the course of the management and charter agreements resulted in RIGCO's financial difficulties and caused it to default on its secured debt obligations.

NOTE 12 - SEGMENT INFORMATION:

The Financial Accounting Standards Board recently issued statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's financial statements as of and for the year ending June 30, 1999. This Statement requires reporting of summarized financial results for operating segments as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets. The Statement did not have an effect on the Company's results of operations or financial position but did affect the disclosure of segment information.

The Company currently operates in two segments, the offshore contract drilling business and the pursuit of an integrated energy related investment strategy in Atlantic Canada. The accounting policies of the reportable segments are the same as those described in Note 3.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Summarized financial information of the Company's reportable segments for the years ended June 30, 1999, 1998 and 1997 is shown in the following table. The "Other" column includes results of oil and gas operations and corporate related items.




                                                                     Canada
                                                                    Investment
                                                      Drilling       Strategy         Other           Total
                                                      --------      ----------        -----           -----
                                                                              (In thousands)
       1999
       ----
Revenues                                                39,846             --              --         39,846
Depreciation                                             5,711             --              --          5,711
Interest expense                                         9,571             --           4,534         14,115
Segment profit                                          11,901             --         (20,383)        (8,482)
Total assets                                           150,527         12,735             512        163,774
Capital expenditures                                    10,733          1,036              --         11,769

       1998
       ----
Revenues                                                   672             --              --            672
Depreciation                                                91             --              --             91
Interest expense                                            --             --              --             --
Segment profit                                             153             --          (4,964)        (4,811)
Total assets                                           134,395         12,213           6,810(1)     153,418
Capital expenditures                                        --         10,212             352         10,564

       1997
       ----
Revenues                                                    --             --              --             --
Depreciation                                                --             --              --             --
Interest expense                                            --             --              --             --
Segment profit                                              --             --         (47,971)       (47,971)
Total assets                                                --          1,317          40,190(2)      41,507
Capital expenditures                                        --          1,317           2,923          4,240


(1) In connection with the merger of DeepTech into El Paso and related transactions, $5.7 million of oil and gas properties were transferred to DeepTech and Leviathan.
(2) In connection with the merger of DeepTech into El Paso and related transactions, $30.7 million of oil and gas properties were transferred to DeepTech and Leviathan.

Following is a summary of revenues and identifiable assets by geographic areas for offshore contract drilling segments. Revenues are attributed to countries based on the location of service provided.


                                                                        Year Ended June 30,
                                                          -----------------------------------------------
                                                             1999             1998              1997
                                                                          (In thousands)
Contract revenue
     United States                                        $     25,110     $        672      $         --
     Canada                                                     14,736               --                --
                                                          ------------     ------------      ------------
                                                          $     39,846     $        672      $         --
                                                          ============     ============      ============




                                                                               June 30,
                                                          -----------------------------------------------
                                                             1999             1998              1997
                                                                          (In thousands)
Identifiable Assets
     United States                                        $     52,280     $    141,889      $     40,190
     Canada                                                    111,494           11,529             1,317
                                                          ------------     ------------      ------------
                                                          $    163,774     $    153,418      $     41,507
                                                          ============     ============      ============



In fiscal year 1999, Shell accounted for $22.9 million and Husky Oil Operations Limited accounted for $14.7 million of drilling services revenue. No other customer accounted for more than 10 percent of consolidated revenue in 1999.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 13 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

Oil and Gas Reserves

The following table represents the Company's net interest in estimated quantities of developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities at fiscal year end 1999, 1998 and 1997. On August 14, 1998 all of the Company's oil and gas operations were transferred to Leviathan (See Note 2). Estimates of the Company's reserves at June 30, 1998 have been made by the Company's reserve engineers. Estimates of the Company's reserves at June 30, 1997 and 1996 have been made by the independent engineering consulting firm, Ryder Scott Company Petroleum Engineers. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

Estimates of reserve quantities are based on sound geological and engineering principles, but, by their very nature, are still estimates that are subject to substantial upward or downward revision as additional information regarding producing fields and technology becomes available.



                                                                       Oil/Condensate         Natural gas
                                                                          (barrels)              (Mcf)
                                                                       --------------         -----------
                                                                                   (In thousands)
Proved reserves -- June 30, 1996                                               5,699              54,981
     Revisions of previous estimates (a)                                      (5,440)            (36,049)
     Extensions, discoveries and other additions                                  36                 540
     Production                                                                 (170)             (7,180)
                                                                     ---------------    ----------------
Proved reserves -- June 30, 1997                                                 125              12,292
     Revisions of previous estimates                                             (47)                (77)
     Extensions, discoveries and other additions                                  --                  --
     Production                                                                  (16)             (4,532)
                                                                     ---------------    ----------------
Proved reserves -- June 30, 1998                                                  62               7,683
     Revisions of previous estimates
     Extensions, discoveries and other additions
     Production
     Sales of reserves in place (b)                                              (62)             (7,683)
                                                                     ---------------    ----------------
Proved reserves - June 30, 1999                                                    0                   0
                                                                     ===============    ================

Proved developed reserves - June 30, 1997                                        125              12,292
                                                                     ===============    ================
Proved developed reserves - June 30, 1998                                         62               7,683
                                                                     ===============    ================
Proved developed reserves - June 30, 1999                                          0                   0
                                                                     ===============    ================

----------------------------------------
(a) The revisions of previous estimates of proved reserves from June 30, 1996 to June 30, 1997 were caused by (i) the elimination of 3.2 million barrels of oil and 24,369 MMcf of gas as a result of the assignment of the working interests in Ship Shoal Block 331 and (ii) the elimination of 2.1 million barrels of oil and 3,178 MMcf of gas as a result of the abandonment of the Ewing Bank Block 914 #2 well.
(b) In connection with the transfer of all the operating oil and gas properties to Leviathan.

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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different sites, may vary substantially. The meaningfulness of such estimates is highly dependent upon the assumptions upon which they are based.

Furthermore, Tatham Offshore's wells have only been producing for a short period of time and, accordingly, estimates of future production were based on this limited history. Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than upon actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. A significant portion of Tatham Offshore's reserves were based upon volumetric calculations.

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



                                                                            June 30,
                                                          -----------------------------------------------
                                                             1999             1998              1997
                                                                          (In thousands)
Future cash inflows                                       $         --     $     14,267      $     31,512
Future production costs                                             --            9,174            16,750
Future development costs                                            --            1,546             2,096
Future income tax expenses                                          --               --                --
                                                          ------------     ------------      ------------
Future net cash flows                                                             3,547            12,666
Annual discount at 10% rate                                         --              138             1,623
                                                          ------------     ------------      ------------
Standardized measure of discounted future
     net cash flows                                       $         --     $      3,409      $     11,043
                                                          ============     ============      ============




                                                                            June 30, 1999
                                                          -----------------------------------------------
                                                             Proved          Proved
                                                             Developed      Undeveloped         Total
                                                             ---------    --------------     -------------
                                                                          (In thousands)
Undiscounted estimated future net cash flows
     from proved reserves before income taxes             $          0     $          0      $          0
                                                          ============     ============      ============
Present value of future net cash flows from
     proved reserves before income taxes,
     discounted at 10%                                    $          0     $          0      $          0
                                                          ============     ============      ============


                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The following are the principal sources of change in the standardized measure (in thousands):


                                                               1999             1998              1997
                                                           ------------     ------------      ------------
Beginning of year                                         $      3,409     $     11,043      $     89,994
     Sales and transfers of oil and gas produced,
         net of production costs                                (3,409) (2)      (5,699)          (13,771)
     Net changes in prices and production costs                     --           (3,198)          (35,355)
     Extensions, discoveries and improved
         recovery, less related costs                               --               --               627
     Changes in estimated future development costs                  --              502            28,959
     Previously estimated development costs
         incurred during the year                                   --                5             2,976
     Revisions of previous quantity estimates                       --             (198)          (47,259) (1)
     Purchase of reserves in place                                  --               --                --
     Sales of reserves in place                                     --               --                --
     Net change in income taxes                                     --               --                --
     Accretion of discount                                          --            1,104             8,999
     Changes in production rates, timing and other                  --             (150)          (24,127)
                                                          ------------     ------------      ------------
End of year                                               $          0     $      3,409      $     11,043
                                                          ============     ============      ============

-----------------------------
(1) The revisions of previous estimates of proved reserves from June 30, 1996 to June 30, 1997 were caused by (i) the elimination of 3.2 million barrels of oil and 24,369 MMcf of gas as a result of the assignment of the working interests in Ship Shoal Block 331 and (ii) the elimination of 2.1 million barrels of oil and 3,178 MMcf of gas as a result of the abandonment of the Ewing Bank Block 914 #2 well.
(2) In connection with the transfer of all of the Company's oil and gas properties to Leviathan.

                                EXHIBIT INDEX


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

             10.17      Redemption Agreement dated February 27, 1998 between
                        Tatham Offshore, Inc. and Flextrend Development Company,
                        L.L.C.(filed as Exhibit 10.1 to Tatham Offshore's
                        Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 1998, Commission File No. 0-22892 and incorporated herein by reference).

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

             10.25      First Amended and Restated Charter between RIGCO North
                        America, L.L.C. and Sedco Forex Division, Schlumberger
                        Technology Corporation dated November 29, 1996 (filed as
                        Exhibit 10.25 to Tatham Offshore's Annual Report on Form
                        10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

             10.26      Second Amended and Restated Charter between RIGCO North
                        America, L.L.C. and Sedco Forex Division, Schlumberger
                        Technology Corporation dated August 14, 1997 (filed as
                        Exhibit 10.26 to Tatham Offshore's Annual Report on Form
                        10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

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

             10.28      Global Amendment and Assignment and Acceptance dated
                        October 9, 1996 to the Credit Agreement among RIGCO
                        North America, L.L.C., Lehman Commercial Paper, Inc., as
                        Advisor, Syndication Agent and Arranger, Hibernia
                        National Bank, as Collateral and Documentation Agent and
                        BHF-Bank Aktrengesellschaft, as Administrative Agent.
                        (filed as Exhibit 10.28 to Tatham Offshore's Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

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

             10.30      Third Amendment dated May 13, 1997 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent (filed as Exhibit 10.30 to Tatham
                        Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

             10.31      Fourth Amendment dated July 31, 1997 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent (filed as Exhibit 10.31 to Tatham
                        Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

             10.32      Fifth Amendment dated June 16, 1998 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent (filed as Exhibit 10.32 to Tatham
                        Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

             10.33      Sixth Amendment dated September 25, 1998 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent (filed as Exhibit 10.33 to Tatham
                        Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

             10.34      Management Agreement dated June 16, 1998 between
                        DeepFlex Production Services, Inc. and RIGCO North
                        America, L.L.C. (filed as Exhibit 10.34 to Tatham
                        Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

             10.35 Restructuring Agreement dated September 22, 1997, between DeepTech and Tatham Offshore (filed as Exhibit
                        10.35 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and incorporated herein by reference).

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

             10.45      Promissory Note from Tatham Offshore, Inc. to Tatham
                        Brothers, LLC for $22,889,102 dated August 14, 1998
                        (filed as Exhibit 10.45 to Tatham Offshore's Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 0-22892 and incorporated herein by reference).

             10.46      Promissory Note from Tatham Offshore, Inc. to Tatham
                        Brothers, LLC in the amount of $24,097,107 dated January
                        15, 1999 (filed as Exhibit 10.46 to Tatham Offshore's
                        Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 1999, Commission File No. 0-22892 and incorporated herein by reference).

             10.47      Convertible Subordinated Note from Tatham Offshore, Inc.
                        to Tatham Brothers, LLC in the amount of $1,000,000 dated January 15, 1999 (filed as Exhibit 10.47 to Tatham
                        Offshore's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No.
                        0-22892 and incorporated herein by reference).

             10.48*     Seventh Amendment dated March 30, 1999 to the Credit
                        Agreement among RIGCO North America, L.L.C., Lehman
                        Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and
                        Documentation Agent and BHF-Bank Aktrengesellschaft, as
                        Administrative Agent.

             10.49*     Promissory Note from RIGCO North America, L.L.C. to
                        Tatham Investment Corp. dated June 30, 1999 for the lesser of (i) $750,000 and (ii) the total unpaid principal amount of all loans made thereunder, with interest.

             10.50*     Revolving Demand Promissory Note from Tatham Offshore,
                        Inc. to Tatham Investment Corp. dated July 1, 1999 for the lesser of (i) $5,000,000 and (ii) the aggregate unpaid principal amount of all loans made thereunder, with interest.

             21.1*      List of Subsidiaries of Tatham Offshore, Inc.

             23.1*      Consent of Independent Accountants,
                        PricewaterhouseCoopers LLP.

             24.1 Powers of Attorney (included on the signature page on this Annual Report on Form 10-K).

             27.1*      Financial Data Schedules.
--------------

         *    Filed herewith