Form 10-Q
period 1999-09-30
TATHAM OFFSHORE INC
filed 1999-11-15
CIK 913358

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                           COMMISSION FILE NO. 0-22892


                              TATHAM OFFSHORE, INC.
             (Exact name of Registrant as Specified in its Charter)


                     DELAWARE                             76-0269967
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

         As of November 1, 1999, there were outstanding 26,074,590 shares of common stock, par value $0.01 per share, of the Registrant.

================================================================================

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                 ----
PART I.   FINANCIAL INFORMATION...................................................................3

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of September 30, 1999 (unaudited) and June 30, 1999............3
     Unaudited Consolidated Statement of Operations for the Three Months
        Ended September 30, 1999 and 1998, respectively...........................................4
     Unaudited Consolidated Statement of Cash Flows for the Three Months
        Ended September 30, 1999 and 1998.........................................................5
     Consolidated Statement of Stockholders' Equity (Deficit) for the
        Three Months Ended September 30, 1999 (unaudited).........................................6
     Notes to Consolidated Financial Statements...................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
   ABOUT MARKET RISKS............................................................................19


PART II.  OTHER INFORMATION......................................................................20

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES.......................................................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                   September 30,      June 30,
                                                                       1999             1999
                                                                   (unaudited)
                                                                  -------------     -------------
                     ASSETS

Current assets:
    Cash and cash equivalents                                     $       1,011     $         486
    Accounts receivable                                                      43            16,076
    Prepaid expenses                                                         26               168
                                                                  -------------     -------------
       Total current assets                                               1,080            16,730
                                                                  -------------     -------------

Property and equipment                                                    2,019           146,487
     Less - accumulated depreciation                                         71            12,204
                                                                  -------------     -------------
       Property and equipment, net                                        1,948           134,283
                                                                  -------------     -------------

Restricted cash                                                             170               170
Deferred costs                                                           12,922            12,591
Equity investments (Note 3)                                              76,114                --
                                                                  -------------     -------------
       Total assets                                               $      92,234     $     163,774
                                                                  =============     =============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                      $       1,486     $      10,102
    Accounts payable to affiliates                                        4,392             8,082
    Long-term debt currently payable                                         --            58,148
    Long-term debt to affiliate currently payable                        27,476            26,519
                                                                  -------------     -------------
       Total current liabilities                                         33,354           102,851
                                                                  -------------     -------------

Commitments and contingencies (Note 6)

Stockholders' equity (Note 4):
    Preferred stock, $0.01 par value, 110,000,000 shares
       authorized as of September 30, 1999 and June 30, 1999,
       17,578,946 and 17,579,717 shares issued and outstanding
       at September 30, 1999 and June 30, 1999, respectively                176               176
    Common stock, $0.01 par value, 250,000,000 shares
       authorized as of September 30, 1999 and June 30, 1999,
       26,074,590 and 26,074,321 shares issued and outstanding
       as of September 30, 1999 and June 30, 1999, respectively             261               261
    Additional paid-in capital                                          186,217           186,217
    Accumulated deficit                                                (127,774)         (125,731)
                                                                  -------------     -------------
                                                                         58,880            60,923
                                                                  -------------     -------------
       Total liabilities and stockholders' equity                 $      92,234     $     163,774
                                                                  =============     =============


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                Three Months
                                                             Ended September 30,
                                                            ----------------------
                                                              1999          1998
Revenue:
    Drilling services                                       $     --      $ 12,100
                                                            --------      --------
                                                                  --        12,100

Costs and expenses:
    Drilling operating expenses                                   --         7,543
    Depreciation                                                  21         1,383
    Loss from equity investments (Note 3)                        158            --
    Management fee                                                --           155
    General and administrative expenses                          448         1,173
                                                            --------      --------
                                                                 627        10,254
                                                            --------      --------

Operating income (loss)                                         (627)        1,846

Interest and other income                                         36            32
Interest and other financing costs                                --        (2,329)
Interest expense and other financing costs - affiliates       (1,452)         (560)
                                                            --------      --------

Net loss from continuing operations                           (2,043)       (1,011)

Discontinued operations (Note 1)
    Loss from oil and gas operations                              --          (221)
                                                            --------      --------

Net loss                                                      (2,043)       (1,232)

Preferred stock dividends                                       (776)         (764)
                                                            --------      --------

Net loss allocable to common shareholders                   $ (2,819)     $ (1,996)
                                                            ========      ========

Weighted average number of shares                             26,075        28,080
                                                            ========      ========

Basic and diluted loss per common share
   from continuing operations (Note 5)                      $  (0.11)     $  (0.06)
                                                            ========      ========

Basic and diluted loss per common share
   from discontinued operations (Note 5)                    $   0.00      $  (0.01)
                                                            ========      ========

Basic and diluted loss per common share (Note 5)            $  (0.11)     $  (0.07)
                                                            ========      ========


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                  Three Months
                                                                                Ended September 30,
                                                                               ----------------------
                                                                                 1999          1998
Cash flows from operating activities:
   Net loss                                                                    $ (2,043)     $ (1,232)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation, depletion and amortization                                      21         1,641
       Amortization of debt issue costs                                              --           742
       Noncash interest expense                                                   1,396           444
       Loss from equity investments                                                 158            --
       Changes in operating working capital (net of effect of conveyance):
         (Increase) decrease in accounts receivable                                  (1)          522
         (Increase) decrease in receivable from affiliates                         (384)          488
         (Increase) decrease in prepaid expenses                                    (14)            2
         Decrease in accounts payable and accrued liabilities                      (208)       (1,515)
         Decrease in accounts payable to affiliates                                (238)       (2,832)
                                                                               --------      --------
             Net cash used in operating activities                               (1,313)       (1,740)
                                                                               --------      --------

Cash flows from investing activities:
   Additions to semisubmersible drilling rigs                                        --          (628)
   Deferred costs                                                                  (331)         (217)
   Reduction in cash from deconsolidating rig subsidiaries                         (382)           --
   Conveyance of oil and gas properties                                              --        (1,605)
                                                                               --------      --------
             Net cash used in investing activities                                 (713)       (2,450)
                                                                               --------      --------

Cash flows from financing activities:
   Repayment of notes payable                                                        --        (1,008)
   Proceeds from notes payable to affiliate                                       2,551        10,890
   Increase in restricted cash                                                       --        (6,100)
   Debt issue costs                                                                  --          (713)
                                                                               --------      --------
             Net cash provided by financing activities                            2,551         3,069
                                                                               --------      --------

Net increase (decrease) in cash and cash equivalents                                525        (1,121)
Cash and cash equivalents at beginning of year                                      486         2,689
                                                                               --------      --------
Cash and cash equivalents at end of period                                     $  1,011      $  1,568
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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                               Preferred Stock            Common Stock
                                            -----------------------  -----------------------  Additional
                                            Number of                Number of                  paid-in   Accumulated
                                             Shares       Par value   Shares       Par value    capital     deficit       Total
                                            ---------     ---------  ---------     ---------  ----------  -----------   ---------
Balance, June 30, 1999                         17,580     $     176     26,074     $     261  $  186,217  $  (125,731)  $  60,923

Conversion of Series A Preferred Stock
  into common stock                                (1)           --          1            --          --           --          --


Net loss for the three months ended
  September 30, 1999 (unaudited)                   --            --         --            --          --       (2,043)     (2,043)
                                            ---------     ---------  ---------     ---------  ----------  -----------   ---------



Balance, September 30, 1999 (unaudited)        17,579     $     176     26,075     $     261  $ 186,217     $(127,774)  $  58,880
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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Tatham Offshore, Inc. ("Tatham Offshore" or the "Company"), a Delaware corporation, provides offshore contract drilling services to the oil and gas industry and is currently pursuing, through its subsidiaries, energy related opportunities in Atlantic Canada, including offshore contract drilling services, substantial natural gas gathering and transmission facilities and related energy infrastructure. Historically, Tatham Offshore was engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf"). Prior to August 14, 1998, Tatham Offshore was an approximately 94%-owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company. In connection with the merger of DeepTech with a subsidiary of El Paso Energy Corporation ("El Paso Energy") and related transactions completed on or before August 14, 1998 (the "Merger"), (i) Tatham Offshore transferred its ownership of Tatham Offshore Development, Inc. ("Tatham Development"), a Delaware corporation and former wholly-owned subsidiary of Tatham Offshore which held interests in Ewing Bank Blocks 958, 959, 1002 and 1003, the Sunday Silence prospect, to DeepTech, (ii) Tatham Offshore conveyed its remaining oil and gas properties to Leviathan Gas Pipeline Partners, L.P. ("Leviathan"), (iii) DeepTech contributed all of the outstanding shares of capital stock of DeepFlex Production Services, Inc. ("DeepFlex") to Tatham Offshore and (iv) DeepTech divested itself of its equity ownership interest in Tatham Offshore pursuant to a spin-off transaction effected by a Rights Offering (the "Rights Offering"). DeepFlex, a Delaware corporation and wholly-owned subsidiary of Tatham Offshore, was formed in January 1995 and, through its subsidiaries, focuses on the acquisition and deployment of semisubmersible drilling rigs for contract drilling. RIGCO North America, L.L.C. ("RIGCO") and FPS VI, L.L.C. ("FPS VI"), wholly-owned subsidiaries of DeepFlex, own interests in the FPS Laffit Pincay (the "Laffit Pincay") and the FPS Bill Shoemaker (the "Bill Shoemaker" and, together with the Laffit Pincay, the "Rigs"), both second generation semisubmersible drilling rigs.

Pursuant to management and charter agreements, Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") has marketed, managed, and operated the Rigs. On January 22, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreements for the Laffit Pincay. Effective March 23, 1999, RIGCO took over the marketing, management and operational responsibilities for the Laffit Pincay. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. Under the Bill Shoemaker management and charter agreement, Sedco Forex continued to man and operate the rig through the conclusion of its drilling contract with Husky Oil Operations Limited. At the conclusion of the Husky Oil Operations Limited drilling contract in mid-November 1999, RIGCO assumed the marketing, management and operational responsibilities for the Bill Shoemaker.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the period covered by such statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Bankruptcy Filing by Subsidiaries

On August 9, 1999, RIGCO, FPS VI, FPS III, Inc. ("FPS III") and FPS V, Inc. ("FPS V" and, together with RIGCO, FPS III and FPS VI, the "Rig Subsidiaries"), wholly-owned subsidiaries of DeepFlex, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing"). RIGCO owns a 100% interest in the Bill Shoemaker and a 25% undivided interest in the Laffit Pincay. FPS VI owns a 75% undivided interest in the Laffit Pincay. FPS III and FPS V are the owners of RIGCO and FPS VI with FPS III owning a 50% interest in RIGCO and FPS V owning a 50% interest in RIGCO and a 100% interest in FPS VI. The bankruptcy proceedings

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

of the Rig Subsidiaries are administered jointly. As a result of the Bankruptcy Filing, the Rigs are being managed by the Company's rig related subsidiaries as debtors-in-possession. The syndicate of lenders under the Credit Facility have a secured interest in substantially all of the assets of RIGCO and FPS VI.

As a result of the Bankruptcy Filing, financial statements presented after the date of the Bankruptcy Filing reflect the investment in and advances to and the results of operations of the Rig Subsidiaries on the equity method of accounting. (See Note 3) Tatham Offshore's remaining 50% or more owned subsidiaries controlled by the Company are included in the accompanying consolidated financial statements.

Discontinued Operations

Discontinued operations represent Tatham Offshore's oil and gas exploration and development business transferred to DeepTech and Leviathan as discussed above. These operations were accounted for using the successful efforts method of accounting. Net sales from discontinued oil and gas operations were $0.9 million for the period from July 1, 1998 through August 14, 1998. General and administrative expenses were allocated to discontinued operations based on the percentage of employees' time related to the discontinued operations and were $0.3 million for the period from July 1, 1998 through August 14, 1998. Interest expense for the period from July 1, 1998 through August 14, 1998 was allocated 100% to discontinued operations.

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

Notes Payable to Affiliates

In connection with the Merger, the Company entered into a short-term financing arrangement with Tatham Brothers, LLC ("Tatham Brothers") (the "Short-Term Facility") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the redemption agreement with Leviathan, (ii) pay $1.4 million to DeepTech in connection with the management agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to Tatham Brothers Securities, LLC ("TB Securities") with respect to obligations under the Rights Offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short-Term Facility. Tatham Brothers is an affiliate of Mr. Thomas P. Tatham and the parent company of TB Securities. The original terms of the Short-Term Facility provided for an interest rate of 12% per annum with principal and accrued interest due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million accrued interest into a new short-term loan which bears interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short-Term Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO and FPS V, both subsidiaries of the Company, which had an outstanding balance of approximately $80.3 million at September 30, 1999. On March 31, 1999, the Company and Tatham Brothers extended the Short-Term Facility until April 30, 1999. Pursuant to the terms of the Short-Term Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amounts; as a result, an event of default has occurred and is continuing under the Short-Term Facility. The default interest rate under the Short-Term Facility is 19% per annum. The principal balance and accrued interest under the Short-Term Facility and Subordinated Convertible Note are included in long-term debt currently payable on the consolidated balance sheet.

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

Tatham Offshore is a guarantor of $5.0 million of a $9.0 million loan from Bank of America, N.A. to Tatham Brothers, which proceeds were loaned to DeepFlex to fund certain improvements to the Rigs. The loan bears interest at LIBOR plus 2% and is due on November 30, 1999 or upon demand. The loan from Tatham Brothers to DeepFlex, plus accrued interest, was included in the amount payable under the Short-Term Facility discussed above.

In connection with the Bill Shoemaker make-ready agreement with Sedco Forex, RIGCO secured a $6.5 million letter of credit in January 1999 to secure payment to Sedco Forex, and the funds used to secure such letter of credit were provided by Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company. The $6.5 million in collateral funds plus accrued liquidated damages totaling $1.7 million are included in the accounts of RIGCO. In exchange for providing the funds to secure the letter of credit, RIGCO paid a fee of $500,000 to Mr. Tatham. RIGCO has agreed to pay Mr. Tatham, as liquidated damages, $10,000 per day from February 15, 1999 until such funds are returned. The liquidated damages payment would be in the form of a promissory note bearing interest at the rate of 18% per annum.

Tatham Aviation, Inc. ("Tatham Aviation"), whose sole shareholder is Thomas P. Tatham, has provided the Company use of a corporate aircraft. The agreement between the Company and Tatham Aviation provides for the Company's reimbursement of operating costs, insurance and carrying costs in exchange for the use of the corporate aircraft. During the three months ended September 30, 1999, the Company paid Tatham Aviation $365,000 under this agreement.

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

On June 30, 1999, RIGCO entered into a committed draw facility with Tatham Investment Corp., which is 100% owned by Thomas P. Tatham. Tatham Investment Corp. agreed to loan up to $750,000 to RIGCO for working capital purposes. Any loans bear interest at the prime rate plus 3% (on September 30, 1999, the interest rate under this facility was 11.25%) and were due on September 30, 1999. As of the date of the Bankruptcy Filing, Tatham Investment Corp. had an unsecured claim of $338,303 under this agreement.

Effective July 1, 1999, Tatham Offshore entered into a revolving draw facility with Tatham Investment Corp. The revolving draw facility provides for loans, at the lender's sole discretion, by Tatham Investment Corp. to Tatham Offshore in amounts up to $5.0 million. The revolving draw facility bears interest at the rate of 15% per annum and

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

is payable upon demand by the lender. Through September 30, 1999, the Company has borrowed $2.6 million under this facility which along with accrued interest of $55,000 is included in accounts payable to affiliates on the consolidated balance sheet. The Company has pledged all of its equity ownership in certain wholly-owned subsidiaries of the Company as well as a certain promissory note issued by Tatham Offshore Canada, Limited.

Other

Leviathan charged Tatham Offshore $197,500 for the three months ended September 30, 1998 for commodity and platform access fees associated with the Viosca Knoll 817 lease in accordance with certain agreements between the parties.

During the three months ended September 30, 1998, Tatham Offshore sold all of its production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an 80%-owned subsidiary of DeepTech. Under its agreement with Offshore Marketing, the Company paid fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling the Company's production.

NOTE 3 - EQUITY INVESTMENTS:

On August 9, 1999, the Rig Subsidiaries, wholly-owned indirect subsidiaries of Tatham Offshore, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. As a result of the Bankruptcy Filing, the Rig Subsidiaries are operating their businesses and managing their property as debtors-in-possession. Financial statements presented after the date of the Bankruptcy Filing reflect the investment in and advances to and the results of operations of the Rig Subsidiaries under the equity method of accounting. At September 30, 1999, the combined assets of the Rig Subsidiaries totaled $146.7 million. Excluding deferred income taxes, the Rig Subsidiaries had $151.0 million of total debt and other liabilities at September 30, 1999 including $62.3 million of secured debt under the Credit Facility. Substantially all of the remaining debt and other liabilities are owed to affiliates of the Rig Subsidiaries. The following is summarized combined income statement information for the subsidiaries included in the Bankruptcy Filing. The following is summarized combined income statement information for the subsidiaries included in the Bankruptcy Filing.


                        COMBINED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

Revenue:
   Drilling services                                               $     9,629
Costs and expenses:
   Drilling operating expenses                                           5,021
   Depreciation                                                          1,454
   General and administrative expenses
     and management fee                                                    860
                                                                   -----------
                                                                         7,335
                                                                   -----------
Operating income                                                         2,294
Interest income                                                              7
Interest expense and other financing costs                              (2,055)
Interest expense and other financing costs - affiliates                 (1,445)
                                                                   -----------

Net loss                                                           $    (1,199)
                                                                   ===========

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)



NOTE 4 - STOCKHOLDERS' EQUITY:

The following table summarizes Tatham Offshore's outstanding equity as of September 30, 1999:

                                                                                                                 Conversion/
                                         Shares              Liquidation        Dividend         Dividends         Exchange
             Equity                    Outstanding          Preference           Rate          In Arrears         Features
Series A Preferred Stock               17,183,362(a)       $1.50 per share         12%        $ 10,136,000          (b)(c)
Series B Preferred Stock                   74,379          $1.00 per share          8%        $     18,000          (b)(c)
Series C Preferred Stock                  321,205          $0.50 per share          4%        $     18,000          (b)(c)
Common Stock                           26,074,590(a)              N/A              --                   --            --

-----------------------
(a) In connection with the Rights Offering, Tatham Offshore purchased all of the shares of Common Stock and Series A Preferred Stock that were not acquired by the holders of Rights or TB Securities in the Rights Offering, 3,926,746 and 653,365, respectively, and the proceeds from such purchase by Tatham Offshore were contributed by DeepTech to Tatham Offshore.
(b) At any time, the holder of any shares may convert the liquidation value and unpaid dividends into shares of Tatham Offshore common stock at $6.53 per share.
(c)   Redeemable at the option of Tatham Offshore on or after July 1, 1997.

NOTE 5 - EARNINGS PER SHARE:

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

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

Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. The Company was notified by Sedco Forex that as of November 18, 1998, Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. The Company has been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998 but has not been paid for any period since that time. At September 30, 1999, the Company had recorded a $7.4 million account receivable from Sedco Forex related to the unpaid portion of the Shell contract. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. On July 26, 1999, RIGCO filed a petition alleging more than $51 million in actual damages against Schlumberger Technology Corporation and Schlumberger Canada, Ltd.

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

NOTE 7 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

Cash paid, net of amounts capitalized

                                 Three Months Ended September 30,
                                 --------------------------------
                                      1999              1998
                                          (in thousands)
         Interest                  $      --         $    1,700
         Taxes                     $      --         $       --

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


Supplemental Disclosures of Noncash Investing and Financing Activities

                                                              Three Months Ended September 30,
                                                              --------------------------------
                                                                  1999                1998
                                                                       (in thousands)
         Debt issued to refinance accounts payable
           to affiliates                                      $        --           $    5,153
         Senior Preferred Stock redeemed under
           the Redemption Agreement                           $        --           $    7,500
         Debt issued to finance Rights Offering               $        --           $    6,923


As discussed in Note 1, the Company has reflected the investment in and advances to and the results of operations of the Rig Subsidiaries on the equity method of accounting. The assets, liabilities and accumulated deficit of the Rig Subsidiaries at June 30, 1999 were as follows (in thousands):

         Cash                                                   $     382
         Accounts receivable                                       16,034
         Prepaid expenses                                             156
         Semisubmersible drilling rigs, net                       132,314
         Accounts payable and accrued liabilities                  (8,408)
         Accounts payable to affiliates                            (6,003)
         Notes payable to affiliates                              (79,357)
         Current portion of note payable                          (58,148)
         Deferred income taxes                                    (10,238)
                                                                ---------
              Accumulated deficit                               $ (13,268)
                                                                =========

NOTE 8 - SEGMENT INFORMATION:

The Company currently operates two business segments, the offshore contract drilling business and the pursuit of an integrated energy related investment strategy in Atlantic Canada. The Company is required to report summarized financial results for operating segments and related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets.

For the three months ended September 30, 1999, operations for the drilling segment are included in the financial statements on the equity method of accounting (see Note 3). For the three months ended September 30, 1998, the drilling segment revenues totaled $12.1 million and the drilling segment profit totaled $3.2 million. The Canadian Investment Strategy segment had no revenues and all costs were capitalized for the three months ended September 30, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1. "Consolidated Financial Statements" and is intended to assist in the understanding of the Company's financial condition and results of operations for the three months ended September 30, 1999.

GENERAL

Tatham Offshore, Inc. ("Tatham Offshore" or the "Company"), a Delaware corporation, provides offshore contract drilling services to the oil and gas industry and is currently pursuing, through its subsidiaries, energy related opportunities in Atlantic Canada, including offshore contract drilling services, substantial natural gas gathering and transmission facilities and related energy infrastructure. Historically, Tatham Offshore has been in the oil and gas exploration and development business, primarily in the Gulf. The Company has refocused its business from the oil and gas exploration and production business in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada with an initial emphasis on the offshore contract drilling business. Accordingly, in connection with DeepTech's merger (the "Merger") with a subsidiary of El Paso completed on August 14, 1998, Tatham Offshore (i) transferred its ownership of Tatham Development, which owns oil and gas producing properties, to DeepTech and its remaining oil and gas properties to Leviathan, and (ii) acquired from DeepTech ownership of DeepFlex which, through its subsidiaries, owns the Laffit Pincay and the Bill Shoemaker. The Company's oil and gas operations in the Gulf are reflected as discontinued operations in the financial statements. As a result of the Bankruptcy Filing as discussed below, financial statements presented after the date of the Bankruptcy Filing reflect the investment in and advances to and the results of operation of the Rig Subsidiaries on the equity method of accounting.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenue from drilling services totaled $9.6 million for the three months ended September 30, 1999 and is reflected in equity earnings. All of the revenue for the three months ended September 30, 1999 was generated by the Bill Shoemaker. Revenue from drilling services totaled $12.1 million for the three months ended September 30, 1998. During this period, the Bill Shoemaker generated a total of $10.0 million in revenue and the Laffit Pincay generated a total of $2.1 million in revenue.

Operating expenses for the Rigs for the three months ended September 30, 1999 totaled $5.0 million and were attributable to the management fee and direct operating expenses for the Rigs. Operating expenses for the Rigs for the three months ended September 30, 1999 were reflected in equity earnings. During this period, the Bill Shoemaker's operating expenses totaled $4.3 million and the Laffit Pincay's operating expenses totaled $0.7 million. Operating expenses for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode. Operating expenses for the three months ended September 30, 1998 totaled $7.5 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $3.8 million and the Laffit Pincay's operating expenses totaled $3.7 million.

Depreciation expense for the Rigs totaled $1.5 million for the three months ended September 30, 1999 and is reflected in equity earnings. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $1.0 million and $0.5 million, respectively. Depreciation expense totaled $1.4 million for the three months ended September 30, 1998. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $0.9 million and $0.5 million, respectively.

General and administrative expense totaled $0.5 million for the three months ended September 30, 1999. In addition, general and administrative expense relating to the Rigs totaled $0.9 million and is reflected in equity earnings. General and administrative expense totaled $1.3 million for the three months ended September 30, 1998. General and administrative expense includes staff and overhead costs allocated to the Company under a management agreement with DeepTech of $0.2 million for the three months ended September 30, 1998. In connection with the Merger, the management agreement between the Company and DeepTech was terminated on August 14, 1998. General and administrative expense for the three months ended September 30, 1998 includes staff and overhead costs for the operation of the marine services and Atlantic Canada businesses. General and administrative costs attributable to discontinued operations totaled $0.3 million for the three months ended September 30, 1998.

Operating loss for the three months ended September 30, 1999 totaled $0.6 million as compared to operating income of $1.8 million for the three months ended September 30, 1998. The change was due to the items discussed above.

Interest income and other for the three months ended September 30, 1999 and 1998 totaled $36,000 and $32,000, respectively, and primarily included interest income from available cash.

Interest expense for the three months ended September 30, 1999 totaled $1.5 million and related to borrowings from Tatham Brothers. In addition, interest expense incurred by RIGCO under the Credit Facility totaled $2.1 million and is included in equity earnings. The Rig Subsidiaries also incurred interest expense to affiliated entities of $0.4 million which is included in equity earnings.

As a result of transferring all of its oil and gas properties in the Gulf to DeepTech and Leviathan in connection with the Merger, the Company reported a net loss from discontinued operations of $0.2 million for the three months ended September 30, 1998. During the period from July 1, 1998 through August 14, 1998, the Company sold 479 million cubic feet ("MMcf") of natural gas and 1,200 barrels of oil at average prices of $1.86 per thousand cubic feet ("Mcf") of natural gas and $7.13 per barrel of oil, respectively.

Tatham Offshore eliminated all of its Senior Preferred Stock and the associated preferred stock dividends in arrears as a result of certain Merger related agreements and repurchased and cancelled 653,365 shares of its Series A Preferred Stock in connection with the Rights Offering. Tatham Offshore's remaining preferred stock dividends totaled $0.8 million for the three months ended September 30, 1999 as compared with $0.8 million for the three months ended September 30, 1998. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the three months ended September 30, 1999 was $2.8 million, or $0.11 per share, as compared with a net loss allocable to common shareholders for the three months ended September 30, 1998 of $2.0 million, or $0.07 per share.

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

Sources of Cash. Effective with the Merger transactions, the Company transferred all of its oil and gas properties in the Gulf to DeepTech and Leviathan. The Company expects to be dependent upon cash on hand, cash generated from its drilling services operations and loans under a revolving draw facility with Tatham Investment Corp. to pay its operating expenses and satisfy its other obligations. The use of cash held by or generated from operations of the Rig Subsidiaries is subject to approval of the Bankruptcy Court. As described below, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements to allow the Company to implement its business strategy in Atlantic Canada.

On August 9, 1999, RIGCO, FPS VI, FPS III and FPS V (the "Rig Subsidiaries") filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing"). RIGCO owns a 100% interest in the Bill Shoemaker and a 25% undivided interest in the Laffit Pincay. FPS VI owns a 75% undivided interest in the Laffit Pincay. FPS III and FPS V are the owners of RIGCO and FPS VI with FPS III owning a 50% interest in RIGCO and FPS V owning a 50% interest in RIGCO and a 100% interest in FPS VI. The proceedings of the Rig Subsidiaries are administered jointly. As a result of the Bankruptcy Filing, the Rigs are being managed by the Company's subsidiaries as debtors-in-possession. Under the provisions of the Bankruptcy Code, the debtors-in-possession have the exclusive right, for 120 days following the date of the Bankruptcy Filing, to file a plan of reorganization with the Bankruptcy Court. The syndicate of lenders under the Credit Facility have a secured interest in substantially all of the assets of RIGCO and FPS VI. Any cash received by RIGCO and FPS VI becomes additional collateral for the secured lenders (the "Cash Collateral") under the Credit Facility. RIGCO and FPS VI as debtors-in-possession have been granted temporary permission by the Bankruptcy Court for limited use of the Cash

Collateral to pay operating and maintenance costs for the Rigs and to pay certain limited general and administrative costs of Tatham Offshore.

If either of the Rigs is not employed for any extended period of time, the absence of associated revenues may have a material adverse effect on the Company, including limiting the Company's ability to raise capital from external sources. The Laffit Pincay has not been employed since mid-August 1998 and it is uncertain as to when and at what day-rates it will be employed in the future. On October 23, 1999, the Bill Shoemaker completed a three well contract for Husky Oil Operations Limited. RIGCO has bid on additional day rate drilling contracts for Husky Oil Operations Limited for the year 2000; however; as of this date, RIGCO has not entered into a drilling contract for the Bill Shoemaker subsequent to the three wells drilled for Husky Oil Operations Limited. See "-- Uses of Cash" and "-- Liquidity Outlook."

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

On June 30, 1999, RIGCO entered into a committed draw facility with Tatham Investment Corp., which is 100% owned by Thomas P. Tatham. Tatham Investment Corp. agreed to loan up to $750,000 to RIGCO for working capital purposes. Any loans bear interest at the prime rate plus 3% (on September 30, 1999, the interest rate under this facility was 11.25%) and were due on September 30, 1999. As of the date of the Bankruptcy Filing, Tatham Investment Corp. had an unsecured claim of $338,303 under this agreement.

Effective July 1, 1999, Tatham Offshore entered into a revolving draw facility with Tatham Investment Corp. The revolving draw facility provides for loans, at the lender's sole discretion, by Tatham Investment Corp. to Tatham Offshore in amounts up to $5.0 million. The revolving draw facility bears interest at the rate of 15% per annum and is payable upon demand by the lender. Through September 30, 1999, the Company has borrowed $2.6 million under this facility. The Company has pledged all of its equity ownership in certain wholly-owned subsidiaries of the Company as well as a certain promissory note issued by Tatham Offshore Canada, Limited.

Uses of Cash. The Company expects that its primary uses of cash will consist of
(i) payments on the Credit Facility, (ii) amounts necessary to fund capital expenditures related to the Rigs that are not funded by customers, (iii) amounts necessary to staff and maintain the Rigs while they are not under contract, and
(iv) amounts necessary to pay general and administrative and other operational expenses. The use of cash held by the Rig Subsidiaries requires approval by the Bankruptcy Court. The Rig Subsidiaries have approval of the Bankruptcy Court for limited use of such cash through early January 2000.

In addition, the Company will use available cash from non-rig related borrowings to fund the pursuit of its business strategy in Atlantic Canada. Such uses will include funding initial expenditures related to the North Atlantic Pipeline Partners' pipeline project, the remainder of the Company's Atlantic Canada strategy and any of the Company's other potential capital expenditures.

Oil prices declined substantially during 1998, which has caused a significant decline in the demand for drilling rigs. Although oil prices have strengthened in recent months, the demand for drilling rigs has not improved significantly. The Laffit Pincay does not have a current drilling contract and was warm-stacked in Grand Isle Block 71, offshore Louisiana from mid-August 1998 through early February 1999. In early February 1999, the Laffit Pincay was relocated to a shipyard in Pascagoula, Mississippi pending the completion of engineering studies and obtaining financing necessary to perform certain upgrades to the rig. In addition to the Laffit Pincay, there are several similarly equipped semisubmersibles owned by competitors currently deployed in the Gulf that do not have current drilling contracts or commitments. Cash costs to warm-stack the Laffit Pincay in Grand Isle Block 71 were approximately $600,000 per month. Cash costs to maintain the Laffit Pincay in the shipyard pending the upgrade are approximately $250,000 per month.

Following the completion of the Husky Oil Operation Limited contract, in mid-November 1999, the Bill Shoemaker was warm-stacked in a facility in Newfoundland, Canada pending additional contract drilling commitments in Canada or other suitable locations worldwide. The costs to stack the Bill Shoemaker in Canada are approximately $300,000 per month.

North Atlantic Pipeline Partners is the sponsor of a proposal to construct a natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. As of September 30, 1999, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic Pipeline Partners, has incurred $12.9 million in developmental costs in connection with such project and related infrastructure projects. The Company anticipates that the ultimate capital costs of the pipeline and related projects, if approved, could be in excess of several billion dollars. The Company plans to obtain debt and equity financing and/or secure joint venture partners to satisfy the capital requirements for the Atlantic Canada projects, as required.

Liquidity Outlook. The Company intends to fund its immediate cash requirements with cash on hand, cash from its drilling services operations as authorized from time to time by the Bankruptcy Court, and loans under the revolving draw facility with Tatham Investment Corp. At September 30, 1999, Tatham Offshore had $1.0 million of cash and cash equivalents. In addition, RIGCO had $5.9 million of cash and cash equivalents at September 30, 1999. However, to meet its debt obligations and future capital needs with respect to Atlantic Canada, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements.

     Drilling Operations

On September 30, 1996, RIGCO entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Bill Shoemaker, to fund significant upgrades to the Bill Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the Bill Shoemaker. The Credit Facility (i) originally matured on September 30, 1998, (ii) provides for interest at the prime rate plus 3% per annum (11 1/4% at September 30, 1999), payable quarterly, and (iii) is secured by the two semisubmersible drilling rigs and all of the related assets. On September 25, 1998, the parties to the Credit Facility amended the agreement to
(i) extend the maturity date from September 30, 1998 to March 31, 1999, (ii) waive all principal payments until the maturity date, and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to March 31, 1999. RIGCO paid a total of 0.5% of the outstanding principal balance to the lenders in connection with the amendment.

On March 31, 1999, the parties to the Credit Facility amended the agreement to
(i) extend the maturity to April 30, 1999, (ii) waive all principal and interest payments until the maturity date and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to April 30, 1999. RIGCO paid a total of $100,000 to the lenders in connection with the amendment and agreed to increase the interest rate on the outstanding principal to the default rate under the Credit Facility (the prime rate plus 5% per annum, which equaled 13 1/4% at September 30, 1999) for the period of the extension. RIGCO did not make the principal payment or interest payment due on April 30, 1999, is presently in default under the terms of the Credit Facility, and has filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. As of the date of the Bankruptcy Filing, amounts outstanding under the Credit Facility totaled $58.1 million in principal and $4.1 million in accrued interest.

On March 23, 1999, RIGCO assumed the management and operational responsibility for the Laffit Pincay. The Laffit Pincay is currently stacked in a shipyard in Pascagoula, Mississippi. RIGCO is in the process of completing engineering studies and obtaining cost estimates to upgrade the rig to either (i) enable it to drill in a dynamic position mode in water depths up to 5,000 feet or (ii) be converted to a floating production system. The Company believes that the Laffit Pincay, with appropriate upgrades, would make an ideal candidate for drilling opportunities offshore Brazil and West Africa or as a floating production system. Although there can be no assurances, the Company anticipates that with an acceptable long-term contract, the capital requirements for the upgrade could be secured with either United States or Canadian government guarantees. RIGCO is currently marketing the Laffit Pincay to obtain a long-term drilling contract to support the capital requirements for the appropriate upgrade.

Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. The Company was notified by Sedco Forex that as of November 18, 1998, Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. The Company has been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998, but has not been paid for any period since that time. RIGCO is seeking to recover its damages resulting from this early termination, along with damages unrelated to the Shell contract, in the suit against Schlumberger Technology Corporation and Schlumberger Canada, Ltd. (collectively "Schlumberger") discussed hereafter.

Following the early release of the rig by Shell, the Bill Shoemaker was towed to a shipyard in Galveston, Texas where it underwent significant unanticipated refurbishments in preparation for mobilization to the Grand Banks area in Atlantic Canada. Capital costs, including crew costs while in the shipyard, for the make-ready totaled approximately $8.5 million. Following the make-ready, the Bill Shoemaker was mobilized to the Grand Banks area in Atlantic Canada to conduct a two-well program (with three options permitting up to seven additional wells) at predetermined rates for Husky Oil Operations Limited. In connection with the Bill Shoemaker make-ready agreement with Sedco Forex, RIGCO obtained a letter of credit for $6.5 million to secure payment to Sedco Forex. The letter of credit was secured with funds provided by Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company. In exchange for providing the funds to secure the letter of credit, RIGCO paid a fee of $500,000 to Mr. Tatham. RIGCO has agreed to pay Mr. Tatham, as liquidated damages, $10,000 per day from February 15, 1999 until such funds are returned. The liquidated damages payment would be in the form of a promissory note bearing interest at the rate of 18% per annum. All of the funds securing the letter of credit were drawn by Sedco Forex for payments under the make-ready agreement.

On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. As the Company currently does not have a replacement drilling agreement for the Bill Shoemaker, the Company will be dependent on cash reserves generated from the Husky Oil Operations Limited agreement, or funds from new financing arrangements, to fund its ongoing cash requirements until such time as additional contract drilling services are secured for either the Bill Shoemaker or the Laffit Pincay. Any additional capital expenditures for either of the Rigs will need to be funded by customers or other third party sources.

On July 26, 1999, RIGCO filed a petition in the 165th Judicial District Court in Harris County, Texas, seeking both actual and exemplary damages from Schlumberger for claims arising out of Schlumberger's Sedco Forex Division's marketing, manning, management and operation of the Bill Shoemaker and Laffit Pincay pursuant to certain charter, make-ready and other agreements and arrangements. The allegations include claims of gross negligence, breach of contract, fraud, negligent misrepresentation and negligence. Additionally, RIGCO and FPS VI have alleged in bankruptcy court proceedings that the manner in which Schlumberger performed its duties with respect to the Bill Shoemaker and Laffit Pincay during the course of the management and charter agreements resulted in RIGCO's financial difficulties and caused it to default on its secured debt obligations.

     Atlantic Canada

The Company has refocused its business from the development, exploration and production of oil and gas in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada with initial emphasis on the offshore contract drilling business. The Company believes that the Atlantic Canada region offers significant investment opportunities and the Company plans to expand the number of drilling rigs it will own as well as diversify its business to include the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments including upstream exploration and production activities and the acquisition of oil and gas concessions or license interests. The Company has incurred approximately $12.9 million in costs associated with its Atlantic Canada strategy.

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

     Other

In connection with the Merger, the Company entered into a $22.9 million short-term financing arrangement with Tatham Brothers (as amended, the "Short-Term Facility") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the redemption agreement with Leviathan, (ii) pay $1.4 million to DeepTech in connection with the management agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering,
(iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short-Term Facility. Tatham Brothers is an affiliate of Thomas P. Tatham and the parent company of TB Securities. The Short-Term Facility accrued interest at the rate of 12% per annum and was due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million of accrued interest into a new short-term loan which bears interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short-Term Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO and FPS V, both subsidiaries of the Company, which had an outstanding balance of approximately $80.3 million at September 30, 1999. On March 31, 1999, the Company and Tatham Brothers extended the Short-Term Facility until April 30, 1999. Pursuant to the terms of the Short-Term Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amount; as a result, an Event of Default has occurred and is continuing under the Short-Term Facility.

Tatham Offshore is a guarantor of $5.0 million of a $9.0 million loan from Bank of America, N.A. to Tatham Brothers, which proceeds were loaned to DeepFlex to fund certain improvements to the Rigs. The loan bears interest at LIBOR plus 2% and is due on November 30, 1999 or on demand. The loan from Tatham Brothers to DeepFlex, plus accrued interest, was included in the amount payable under the short-term financing arrangement discussed above.

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

YEAR 2000. The year 2000 issue is the result of computer programs that were written using two digits rather than four to define the year. The Company believes that substantially all of its information technology software and equipment are year 2000 compliant and that this problem will have no affect on the Company's internal operations. The costs relating to the assessment of the year 2000 issue have, to date, been de minimus. Although the Company intends to interact only with those third parties that have year 2000 compliant computer systems, it is impossible for the Company to monitor all such systems. The Company had discussions with the operator of the Bill Shoemaker and has performed external IT and Non-IT system reviews. Based on discussions and reviews, the Company believes that there will be no disruption in the operation of either of its drilling rigs as a result of the year 2000 issue. Currently, the Company has no information concerning the year 2000 compliance status of its customers and vendors. In the event the Company or the various companies on which we principally rely experience year 2000 compliance problems, adverse consequences could include the interruption of drilling services aboard the Rigs, delays in shipments of materials and supplies required to operate the Rigs, delays in transferring personnel to and from the Rigs, and delays in receiving funds from customers or in making payments to suppliers. There can be no assurances that such systems will not have a material adverse impact on the Company's business and operations. Since the Laffit Pincay and the Bill Shoemaker are anticipated to be warm-stacked at December 31,

1999, management has not deemed it necessary to develop a contingency plan for worst case year 2000 business interruptions.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to some market risk due to the floating interest rate under the RIGCO Credit Facility. Under the RIGCO Credit Facility, the remaining principal was due on April 30, 1999 along with the final interest payment. On September 30, 1999, the Credit Facility had principal balance of $58,148,000 and an interest rate based on the prime rate plus 3% (11 1/4% at September 30, 1999) and a default interest rate based on the prime rate plus 5% (13 1/4% at September 30, 1999). A 1 1/2% increase in interest rates could result in a $900,000 annual increase in interest expense on the existing principal balance.

On June 30, 1999, RIGCO entered into a committed draw facility with Tatham Investment Corp., which is 100% owned by Thomas P. Tatham. Tatham Investment Corp. agreed to loan up to $750,000 to RIGCO for working capital purposes. Any loans bear interest at the prime rate plus 3% (on September 30, 1999, the interest rate was 11.25%) and were due on September 30, 1999.

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

         In re RIGCO North America, L.L.C., et al.; In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division; Case Nos. 99-22401-C-11 through 99-22404-C-11 (Jointly Administered Under Case No. 99-22401-C-11). On August 9, 1999, RIGCO North America, L.L.C., FPS VI, L.L.C., FPS III, Inc., and FPS V, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code. The Debtors are operating their businesses and managing their property as debtors-in-possession. The Debtors have obtained interim authority for the use of cash collateral through an agreement between the Debtors and the secured creditors, which agreement is scheduled to expire in early January 2000.

         RIGCO North America, L.L.C. v. Schlumberger Technology Corporation and Schlumberger Canada Ltd.; In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division; Adversary No. 99-2154-C. On September 3, 1999, RIGCO North America, L.L.C. filed a complaint against Schlumberger Technology Corporation and Schlumberger Canada Ltd. to avoid a preferential transfer or transfers pursuant to 11 U.S.C. Section 547 and to recover the property transferred or its value pursuant to 11 U.S.C. Section 550. The Defendants have answered the complaint. On September 21, 1999, the Court entered a Comprehensive Discovery, Mediation and Scheduling Order requiring, among other things, non-binding mediation. Non-binding mediation is tentatively scheduled for early December 1999.

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

         On August 9, 1999, RIGCO and FPS VI filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27      Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TATHAM OFFSHORE, INC.


    Date:  November 15, 1999    By: /s/ DENNIS A. KUNETKA
                                    --------------------------------------------
                                    Dennis A. Kunetka
                                    Chief Financial Officer and Secretary
                                    (Signing on behalf of the Registrant and as
                                     Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
  27                   Financial Data Statement