Form 10-Q
period 1999-12-31
TATHAM OFFSHORE INC
filed 2000-02-14
CIK 913358

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                               Five Post Oak Park
                        4400 Post Oak Parkway, Suite 1550
                              Houston, Texas 77027
          (Address of Principal Executive Offices, including Zip Code)

                                 (713) 621-3996
              (Registrant's Telephone Number, including Area Code)


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ---     ---
         As of January 31, 2000, there were outstanding 26,074,590 shares of common stock, par value $0.01 per share, of the Registrant.


================================================================================

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                 PAGE

PART I. FINANCIAL INFORMATION.....................................................................3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of December 31, 1999 (unaudited) and June 30, 1999.............3
     Unaudited Consolidated Statement of Operations for the Three and Six Months
        Ended December 31, 1999 and 1998, respectively............................................4
     Unaudited Consolidated Statement of Cash Flows for the Six Months
        Ended December 31, 1999 and 1998..........................................................5
     Consolidated Statement of Stockholders' Equity for the
        Six Months Ended December 31, 1999 (unaudited)............................................6
     Notes to Consolidated Financial Statements...................................................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
   ABOUT MARKET RISKS............................................................................21


PART II.OTHER INFORMATION........................................................................22

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES.......................................................................................24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)


                                                                    December 31,      June 30,
                     ASSETS                                            1999             1999
                     ------                                        -------------    -------------
                                                                    (unaudited)

Current assets:
    Cash and cash equivalents                                      $       4,715    $         486
    Accounts receivable                                                       10           16,076
    Prepaid expenses                                                          28              168
                                                                   -------------    -------------
       Total current assets                                                4,753           16,730
                                                                   -------------    -------------

Property and equipment                                                     2,402          146,487
     Less - accumulated depreciation                                          92           12,204
                                                                   -------------    -------------
       Property and equipment, net                                         2,310          134,283
                                                                   -------------    -------------

Restricted cash                                                              170              170
Deferred costs                                                            13,825           12,591
Equity investments (Note 3)                                               72,483               --
                                                                   -------------    -------------
       Total assets                                                $      93,541    $     163,774
                                                                   =============    =============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                       $         899    $      10,102
    Accounts payable to affiliates                                         6,144            8,082
    Demand note                                                            4,000               --
    Long-term debt currently payable                                          --           58,148
    Long-term debt to affiliate currently payable                         28,699           26,519
                                                                   -------------    -------------
       Total current liabilities                                          39,742          102,851
                                                                   -------------    -------------

Commitments and contingencies (Note 6)

Stockholders' equity (Note 4):
    Preferred stock, $0.01 par value, 110,000,000 shares
       authorized as of December 31, 1999 and June 30, 1999,
       17,578,946 and 17,579,717 shares issued and outstanding
       at December 31, 1999 and June 30, 1999, respectively                  176              176
    Common stock, $0.01 par value, 250,000,000 shares
       authorized as of December 31, 1999 and June 30, 1999,
       26,074,590 and 26,074,321 shares issued and outstanding
       as of December 31, 1999 and June 30, 1999, respectively               261              261
    Additional paid-in capital                                           186,217          186,217
    Accumulated deficit                                                 (132,855)        (125,731)
                                                                   -------------    -------------
                                                                          53,799           60,923
                                                                   -------------    -------------
       Total liabilities and stockholders' equity                  $      93,541    $     163,774
                                                                   =============    =============




    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                  Three Months                 Six Months
                                                                 Ended December 31,         Ended December 31,
                                                             ------------------------    ------------------------
                                                               1999          1998          1999          1998
Revenue:
    Drilling services                                        $       --    $   10,177    $       --    $   22,277
                                                             ----------    ----------    ----------    ----------
                                                                     --        10,177            --        22,277
                                                             ----------    ----------    ----------    ----------

Costs and expenses:
    Drilling operating expenses                                      --         4,386            --        11,929
    Depreciation                                                     22         1,390            43         2,773
    Loss from equity investments (Note 3)                         4,006            --         4,164            --
    Management fee                                                   --            --            --           155
    General and administrative expenses                              46         1,867           494         3,040
                                                             ----------    ----------    ----------    ----------
                                                                  4,074         7,643         4,701        17,897
                                                             ----------    ----------    ----------    ----------

Operating income (loss)                                          (4,074)        2,534        (4,701)        4,380

Interest and other income                                            15            17            51            49
Interest and other financing costs                                   --        (1,732)           --        (4,061)
Interest expense and other financing costs - affiliates          (1,358)         (952)       (2,810)       (1,512)
                                                             ----------    ----------    ----------    ----------

Net loss from continuing operations                              (5,417)         (133)       (7,460)       (1,144)

Discontinued operations (Note 2)
    Gain (loss) from oil and gas operations                         336            --           336          (221)
                                                             ----------    ----------    ----------    ----------

Net loss                                                         (5,081)         (133)       (7,124)       (1,365)

Preferred stock dividends                                          (776)         (764)       (1,553)       (1,528)
                                                             ----------    ----------    ----------    ----------

Net loss allocable to common shareholders                    $   (5,857)   $     (897)   $   (8,677)   $   (2,893)
                                                             ==========    ==========    ==========    ==========

Weighted average number of shares                                26,075        26,074        26,075        27,077
                                                             ==========    ==========    ==========    ==========

Basic and diluted loss per common share
   from continuing operations (Note 5)                       $    (0.24)   $    (0.03)   $    (0.35)   $    (0.10)
                                                             ==========    ==========    ==========    ==========

Basic and diluted loss per common share from
   discontinued operations (Note 5)                          $     0.02    $    (0.00)   $     0.02    $    (0.01)
                                                             ==========    ==========    ==========    ==========

Basic and diluted loss per common share                      $    (0.22)   $    (0.03)   $    (0.33)   $    (0.11)
                                                             ==========    ==========    ==========    ==========

    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)



                                                                                            Six Months
                                                                                         Ended December 31,
                                                                                      ------------------------
                                                                                         1999          1998

Cash flows from operating activities:
       Net loss                                                                       $   (7,124)   $   (1,365)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Depreciation, depletion and amortization                                           43         3,031
           Amortization of debt issue costs                                                   --         1,134
           Noncash interest expense                                                        2,810         1,164
           Loss from equity investments                                                    4,164            --
           Changes in operating working capital (net of effect of deconsolidating):
             (Increase) decrease in accounts receivable                                       32        (1,418)
             (Increase) decrease in receivable from affiliates                              (758)          488
             (Increase) decrease in prepaid expenses                                         (16)           15
             (Increase) decrease in accounts payable and accrued liabilities                (795)        3,114
             Decrease in accounts payable to affiliates                                     (185)       (2,803)
                                                                                      ----------    ----------
               Net cash provided by (used in) operating activities                        (1,829)        3,360
                                                                                      ----------    ----------

Cash flows from investing activities:
       Additions to property and equipment                                                  (383)       (6,095)
       Deferred costs                                                                     (1,235)         (333)
       Reduction in cash from deconsolidating rig subsidiaries                              (382)           --
       Conveyance of oil and gas properties                                                   --        (1,605)
                                                                                      ----------    ----------
               Net cash used in investing activities                                      (2,000)       (8,033)
                                                                                      ----------    ----------

Cash flows from financing activities:
       Repayment of notes payable                                                             --        (1,008)
       Proceeds from demand note                                                           4,000            --
       Proceeds from notes payable to affiliate                                            4,058        10,890
       Increase in restricted cash                                                            --        (6,270)
       Debt issue costs                                                                       --          (713)
                                                                                      ----------    ----------
               Net cash provided by financing activities                                   8,058         2,899
                                                                                      ----------    ----------

Net increase (decrease) in cash and cash equivalents                                       4,229        (1,774)
Cash and cash equivalents at beginning of year                                               486         2,689
                                                                                      ----------    ----------
Cash and cash equivalents at end of period                                            $    4,715    $      915
                                                                                      ==========    ==========


Supplemental disclosures to the Statement of Cash Flows - see Note 7.


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)






                                                 Preferred Stock          Common Stock
                                             ----------------------   ---------------------  Additional
                                             Number of                 Number of               paid-in    Accumulated
                                              Shares      Par value     Shares    Par value    capital      deficit        Total
                                             ---------    ---------   ---------   ---------  ----------   ------------   ---------


Balance, June 30, 1999                          17,580    $     176      26,074   $     261   $ 186,217     $(125,731)   $  60,923

Conversion of Series A Preferred Stock
  into common stock                                 (1)          --           1          --          --            --           --

Net loss for the six months ended
  December 31, 1999 (unaudited)                     --           --          --          --          --        (7,124)      (7,124)
                                             ---------    ---------   ---------   ---------   ---------     ---------    ---------

Balance, December 31, 1999 (unaudited)          17,579    $     176      26,075   $     261   $ 186,217     $(132,855)   $  53,799
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

Pursuant to management and charter agreements, Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") has marketed, managed, and operated the Rigs. On January 22, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreements for the Laffit Pincay. Effective March 23, 1999, RIGCO took over the marketing, management and operational responsibilities for the Laffit Pincay. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. Under the Bill Shoemaker management and charter agreement, Sedco Forex continued to man and operate the rig through the conclusion of its drilling contract with Husky Oil Operations Limited. At the conclusion of the Husky Oil Operations Limited drilling contract on November 15, 1999, RIGCO assumed the marketing, management and operational responsibilities for the Bill Shoemaker.

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

Bankruptcy Filing by Subsidiaries

On August 9, 1999, RIGCO, FPS VI, FPS III, Inc. ("FPS III") and FPS V, Inc. ("FPS V") (collectively, the "Rig Subsidiaries"), wholly-owned subsidiaries of DeepFlex, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing"). RIGCO owns a 100% interest in the Bill Shoemaker and a 25% undivided interest in the Laffit Pincay. FPS VI owns a 75% undivided interest in the Laffit Pincay. FPS III and FPS V are the owners of RIGCO and FPS VI with FPS III owning a 50% interest in RIGCO and FPS V owning a 50% interest in RIGCO and a 100% interest in FPS VI. The bankruptcy proceedings of the Rig Subsidiaries are

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

administered jointly. As a result of the Bankruptcy Filing, the Rigs are being managed by the Company's rig related subsidiaries as debtors-in-possession. The syndicate of lenders under the Credit Facility have a secured interest in substantially all of the assets of RIGCO and FPS VI.

As a result of the Bankruptcy Filing, financial statements presented after the date of the Bankruptcy Filing reflect the investment in and advances to and the results of operations of the Rig Subsidiaries on the equity method of accounting (see Note 3). Tatham Offshore's remaining 50% or more owned subsidiaries controlled by the Company are included in the accompanying consolidated financial statements.

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

Notes Payable to Affiliates

In connection with the Merger, the Company entered into a short-term financing arrangement with Tatham Brothers, LLC ("Tatham Brothers") (the "Short-Term Facility") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the redemption agreement with Leviathan, (ii) pay $1.4 million to DeepTech in connection with the management agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to Tatham Brothers Securities, LLC ("TB Securities") with respect to obligations under the Rights Offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short-Term Facility. Tatham Brothers is an affiliate of Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company, and the parent company of TB Securities. The original terms of the Short-Term Facility provided for an interest rate of 12% per annum with principal and accrued interest due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million accrued interest into a new short-term loan which bears interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short-Term Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO and FPS V, both subsidiaries of the Company, which had an outstanding balance of approximately $80.7 million at December 31, 1999. On March 31, 1999, the Company and Tatham Brothers extended the Short-Term Facility until April 30, 1999. Pursuant to the terms of the Short-Term Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amounts; as a result, an event of default has occurred and is continuing under the Short-Term Facility. The default interest rate under the Short-Term Facility is 19% per annum. The principal balance and accrued interest under the Short-Term Facility and Subordinated Convertible Note are included in long-term debt currently payable on the consolidated balance sheet.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



The Standby Agreement (the "Standby Agreement"), dated as of February 27, 1998, was executed in connection with the Merger and related transactions and is by and among Tatham Offshore, DeepTech, Mr. Thomas P. Tatham and El Paso Energy. Pursuant to the Standby Agreement, to the extent that any of the Company's Common Stock or Series A Preferred Stock was not subscribed for by holders of DeepTech common stock in the Rights Offering, Tatham Brothers committed to purchase such number of unsubscribed shares in order for DeepTech to receive net proceeds from the Rights Offering of not less than $75 million (the "Standby Commitment"). In addition, Tatham Brothers had the right to purchase any shares which DeepTech held after the Rights Offering and the satisfaction of the Standby Commitment. Mr. Tatham unconditionally guaranteed Tatham Brothers' performance of the Standby Commitment, which guarantee was backed by a letter of credit from NationsBank, N.A. In consideration of Mr. Tatham's guarantee of the Standby Commitment, under the terms of a Repayment Agreement between Mr. Tatham and Tatham Brothers, dated February 27, 1998, (i) Tatham Brothers granted to Mr. Tatham an option to purchase up to a one-third membership interest in Tatham Brothers for $1,000 through the issuance of new membership units, and (ii) Mr. Tatham had the right, but not the obligation, to lend to Tatham Brothers all sums necessary for Tatham Brothers to fulfill its obligations under the Standby Commitment. In exchange for certain consideration, Tatham Brothers assigned all of its rights and interest under the Standby Agreement and the Standby Commitment to TB Securities.

Pursuant to the Purchase Commitment Agreement, dated as of February 27, 1998 by and between Tatham Brothers and Tatham Offshore, in consideration of the Standby Commitment, the Company paid Tatham Brothers a fee of $6.9 million, which amount was included in the amount payable under the Short-Term Facility.

Tatham Offshore is a guarantor of $5.0 million of a $9.0 million loan from Bank of America, N.A. to Tatham Brothers, which proceeds were loaned to DeepFlex to fund certain improvements to the Rigs. The loan bore interest at LIBOR plus 2% and was due on November 30, 1999 or upon demand. On December 1, 1999, Tatham Brothers made a principal reduction of $2.6 million and extended the note until September 30, 2000 or upon demand. Effective February 1, 2000, the loan bears interest at the rate of 6.5% per annum. The loan from Tatham Brothers to DeepFlex, plus accrued interest, was included in the amount payable under the Short-Term Facility discussed above.

In connection with the Bill Shoemaker make-ready agreement with Sedco Forex, RIGCO obtained a $6.5 million letter of credit in January 1999 to secure payment to Sedco Forex, and the funds used to secure such letter of credit were provided by Mr. Thomas P. Tatham. The $6.5 million in collateral funds plus accrued liquidated damages totaling $1.7 million are included in the accounts of RIGCO. In exchange for providing the funds to secure the letter of credit, RIGCO paid a fee of $500,000 to Mr. Tatham. RIGCO has agreed to pay Mr. Tatham, as liquidated damages, $10,000 per day from February 15, 1999 until such funds are returned. The liquidated damages payment would be in the form of a promissory note bearing interest at the rate of 18% per annum.

Tatham Aviation, Inc. ("Tatham Aviation"), whose sole shareholder is Mr. Thomas
P. Tatham, has provided the Company use of a corporate aircraft. The agreement between the Company and Tatham Aviation provides for the Company's reimbursement of operating costs, insurance and carrying costs in exchange for the use of the corporate aircraft. During the six months ended December 31, 1999, the Company paid Tatham Aviation $912,000 under this agreement.

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

On June 30, 1999, RIGCO entered into a committed draw facility with Tatham Investment Corp., which is 100% owned by Mr. Thomas P. Tatham. Tatham Investment Corp. agreed to loan up to $750,000 to RIGCO for working capital purposes. Loans under this agreement bear interest at the prime rate plus 3% (on December 31, 1999, the interest rate under this facility was 11.5%) and were due on September 30, 1999. As of the date of the Bankruptcy Filing, Tatham Investment Corp. had an unsecured claim of $338,303 under this agreement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


Effective July 1, 1999, Tatham Offshore entered into a revolving draw facility with Tatham Investment Corp. The revolving draw facility provides for loans, at the lender's sole discretion, by Tatham Investment Corp. to Tatham Offshore in amounts up to $5.0 million. The revolving draw facility bears interest at the rate of 15% per annum and is payable upon demand by the lender. Through December 31, 1999, the Company has borrowed $4.1 million under this facility which along with accrued interest of $191,300 is included in accounts payable to affiliates on the consolidated balance sheet. The Company has pledged all of its equity ownership in certain wholly-owned subsidiaries of the Company as well as a certain promissory note issued by Tatham Offshore Canada, Limited as security under this revolving draw facility.

Other

Leviathan charged Tatham Offshore $197,500 for the period from July 1, 1998 through August 14, 1998 for commodity and platform access fees associated with the Viosca Knoll 817 lease in accordance with certain agreements between the parties.

During the period from July 1, 1998 through August 14, 1998, Tatham Offshore sold all of its production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an 80%-owned subsidiary of DeepTech. Under its agreement with Offshore Marketing, the Company paid fees equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling the Company's production.

NOTE 3 - EQUITY INVESTMENTS:

On August 9, 1999, the Rig Subsidiaries, wholly-owned indirect subsidiaries of Tatham Offshore, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. As a result of the Bankruptcy Filing, the Rig Subsidiaries are operating their businesses and managing their property as debtors-in-possession. Financial statements presented after the date of the Bankruptcy Filing reflect the investment in and advances to and the results of operations of the Rig Subsidiaries under the equity method of accounting. At December 31, 1999, the combined assets of the Rig Subsidiaries totaled $144.1 million. Excluding deferred income taxes, the Rig Subsidiaries had $152.4 million of total debt and other liabilities at December 31, 1999 including $62.3 million of secured debt under the Credit Facility. Substantially all of the remaining debt and other liabilities are owed to affiliates of the Rig Subsidiaries. The following is summarized combined income statement information for the subsidiaries included in the Bankruptcy Filing.


                        COMBINED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                                                  Three Months         Six Months
                                                                     Ended                Ended
                                                               December 31, 1999    December 31, 1999
                                                               -----------------    -----------------

Revenue:
   Drilling services                                           $           3,712    $          13,341
Costs and expenses:
   Drilling operating expenses                                             3,116                8,137
   Depreciation                                                            1,454                2,908
   General and administrative expenses
      and management fee                                                   1,063                1,923
                                                               -----------------    -----------------
                                                                           5,633               12,968
                                                               -----------------    -----------------

Operating income (loss)                                                   (1,921)                 373
Interest income                                                               78                   85
Interest expense and other financing costs                                (2,163)              (4,217)
Interest expense and other financing costs - affiliates                       --               (1,445)
                                                               -----------------    -----------------

Net loss                                                       $          (4,006)   $          (5,204)
                                                               =================    =================

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 4 - STOCKHOLDERS' EQUITY:

The following table summarizes Tatham Offshore's outstanding equity as of December 31, 1999:


                                                                                                                 Conversion/
                                         Shares              Liquidation        Dividend         Dividends         Exchange
             Equity                     Outstanding          Preference           Rate          In Arrears         Features

Series A Preferred Stock              17,183,362(a)        $1.50 per share            12%       $ 10,909,000        (b)(c)

Series B Preferred Stock                  74,379           $1.00 per share             8%       $     19,000        (b)(c)

Series C Preferred Stock                 321,205           $0.50 per share             4%       $     19,000        (b)(c)

Common Stock                          26,074,590(a)              N/A                  --                  --           --

------------

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

Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. The Company was notified by Sedco Forex that as of November 18, 1998, Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. The Company has been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998 but has not been paid for any period since that time. At December 31, 1999, the Company had recorded a $7.5 million account receivable from Sedco Forex related to the unpaid portion of the Shell contract. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. On July 26, 1999, RIGCO filed a petition alleging more than $51 million in actual damages against Schlumberger Technology Corporation and Schlumberger Canada, Ltd.

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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



NOTE 7 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

Cash paid, net of amounts capitalized


                                                                 Six Months Ended December 31,
                                                                 -----------------------------
                                                                   1999               1998
                                                                       (in thousands)

         Interest                                               $      --           $   3,303
         Taxes                                                  $      --           $      --


Supplemental Disclosures of Noncash Investing and Financing Activities


                                                                Six Months Ended December 31,
                                                                -----------------------------
                                                                     1999             1998
                                                                         (in thousands)
         Debt issued to refinance accounts payable
           to affiliates                                        $      --           $   5,153
         Senior Preferred Stock redeemed under
           the Redemption Agreement                             $      --           $   7,500
         Debt issued to finance Rights Offering                 $      --           $   6,923


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

For the three and six months ended December 31, 1999, operations for the drilling segment are included in the financial statements on the equity method of accounting (see Note 3). For the three months ended December 31, 1998, the drilling segment revenues totaled $10.2 million and the drilling segment profit totaled $4.4 million. For the six months ended December 31, 1998, the drilling segment revenues totaled $22.3 million and the drilling segment profit totaled $7.6 million. The Canadian Investment Strategy segment had no revenues and all costs were capitalized for the three and six months ended December 31, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1. "Consolidated Financial Statements" and is intended to assist in the understanding of the Company's financial condition and results of operations for the three and six months ended December 31, 1999.

GENERAL

Tatham Offshore, Inc. ("Tatham Offshore" or the "Company"), a Delaware corporation, provides offshore contract drilling services to the oil and gas industry and is currently pursuing, through its subsidiaries, energy related opportunities in Atlantic Canada, including offshore contract drilling services, substantial natural gas gathering and transmission facilities and related energy infrastructure. Historically, Tatham Offshore has been in the oil and gas exploration and development business, primarily in the Gulf. The Company has refocused its business from the oil and gas exploration and production business in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada with an initial emphasis on the offshore contract drilling business. Accordingly, in connection with DeepTech's merger (the "Merger") with a subsidiary of El Paso Energy completed on August 14, 1998, Tatham Offshore (i) transferred its ownership of Tatham Development, which owns oil and gas producing properties, to DeepTech and its remaining oil and gas properties to Leviathan, and (ii) acquired from DeepTech ownership of DeepFlex which, through its subsidiaries, owns the Laffit Pincay and the Bill Shoemaker. The Company's oil and gas operations in the Gulf are reflected as discontinued operations in the financial statements. As a result of the Bankruptcy Filing as discussed below, financial statements presented after the date of the Bankruptcy Filing reflect the investment in and advances to and the results of operation of the Rig Subsidiaries on the equity method of accounting.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998

Revenue from drilling services totaled $3.7 million for the three months ended December 31, 1999 and is reflected in equity earnings. All of the revenue for the three months ended December 31, 1999 was generated by the Bill Shoemaker. During this period the Bill Shoemaker was under contract for the period October 1, 1999 through November 15, 1999. Revenue from drilling services totaled $10.2 million for the three months ended December 31, 1998, all of which was generated by the Bill Shoemaker. The reduction in revenue from $10.2 million for the three months ended December 31, 1998 to $3.7 million for the three months ended December 31, 1999 was due to a lower day rate in effect during 1999 as well as the lower utilization rate. The Laffit Pincay did not have a drilling contract during either the three months ended December 31, 1998 or December 31, 1999 and therefore did not generate any revenue.

Operating expenses for the Rigs for the three months ended December 31, 1999 totaled $3.1 million and were attributable to the management fee and direct operating expenses for the Rigs. Operating expenses for the Rigs for the three months ended December 31, 1999 were reflected in equity earnings. During this period, the Bill Shoemaker's operating expenses totaled $2.3 million and the Laffit Pincay's operating expenses totaled $0.8 million. Operating expenses for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode. Operating expenses for the three months ended December 31, 1998 totaled $4.4 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $2.3 million and the Laffit Pincay's operating expenses totaled $2.1 million. Operating expense for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode. The reduction in operating expense for the Laffit Pincay from $2.1 million for the three month period ending December 31, 1998 to $0.8 million for the three month period ending December 31, 1999 was due to reduced crew requirements and the elimination of management fees payable to Sedco Forex as a result of the termination of the Sedco Forex management agreement on March 23, 1999.

Depreciation expense for the Rigs totaled $1.5 million for the three months ended December 31, 1999 and is reflected in equity earnings. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $1.0 million and $0.5 million, respectively. Depreciation expense totaled $1.4 million for the three months ended December 31, 1998. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $0.9 million and $0.5 million, respectively.

General and administrative expense totaled $46,000 for the three months ended December 31, 1999 and includes staff and overhead costs for the Atlantic Canada business. In addition, general and administrative expense relating to the Rigs totaled $1.1 million and is reflected in equity earnings. General and administrative expense totaled $1.9 million for the three months ended December 31, 1998. General and administrative expense for the three months ended December 31, 1998 included staff and overhead costs for the operation of the marine services and Atlantic Canada businesses.

Operating loss for the three months ended December 31, 1999 totaled $4.1 million as compared to operating income of $2.5 million for the three months ended December 31, 1998. The change was due to the items discussed above.

Interest income and other for the three months ended December 31, 1999 and 1998 totaled $15,000 and $17,000, respectively, and primarily included interest income from available cash.

Interest expense and other financing costs to affiliates for the three months ended December 31, 1999 and 1998 totaled $1.4 million and $1.0 million, respectively, and related to borrowings from Tatham Brothers. Interest expense incurred by RIGCO under the Credit Facility for the three months ended December 31, 1999 totaled $2.2 million and is included in equity earnings. Interest expense incurred by RIGCO under the Credit Facility for the three months ended December 31, 1998 totaled $1.7 million.

On or before August 14, 1998, the Company transferred all of its oil and gas properties in the Gulf to DeepTech and Leviathan in connection with the Merger. For the three months ended December 31, 1999, the Company reported earnings from discontinued operations of $336,000 due to the reversal of oil and gas expense accruals.

Tatham Offshore eliminated all of its Senior Preferred Stock and the associated preferred stock dividends in arrears as a result of certain Merger related agreements and repurchased and cancelled 653,365 shares of its Series A Preferred Stock in connection with the Rights Offering. Tatham Offshore's remaining preferred stock dividends totaled $0.8 million for the three months ended December 31, 1999 as compared with $0.8 million for the three months ended December 31, 1998. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the three months ended December 31, 1999 was $5.9 million, or $0.22 per share, as compared with a net loss allocable to common shareholders for the three months ended December 31, 1998 of $0.9 million, or $0.03 per share.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1998

Revenue from drilling services totaled $13.3 million for the six months ended December 31, 1999 and is reflected in equity earnings. All of the revenue for the six months ended December 31, 1999 was generated by the Bill Shoemaker. During this period the Bill Shoemaker was under contract for the period from July 1, 1999 through November 15, 1999. Revenue from drilling services totaled $22.3 million for the six months ended December 31, 1998, all of which was generated by the Bill Shoemaker. The reduction in revenue from $22.3 million for the six months ended December 31, 1998 to $13.3 million for the six months ended December 31, 1999 was due to a lower average day rate in effect during 1999 as well as the lower utilization rate. The Laffit Pincay did not have a drilling contract during either the six months ended December 31, 1998 or December 31, 1999 and therefore did not generate any revenue.

Operating expenses for the Rigs for the six months ended December 31, 1999 totaled $8.1 million and were attributable to the management fee and direct operating expenses for the Rigs. Operating expenses for the Rigs for the six months ended December 31, 1999 were reflected in equity earnings. During this period, the Bill Shoemaker's operating expenses totaled $6.6 million and the Laffit Pincay's operating expenses totaled $1.5 million. Operating expenses for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode. Operating expenses for the six months ended December 31, 1998 totaled $11.9 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $6.0 million and the Laffit Pincay's operating expenses totaled $5.9 million. Operating expense for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode. The reduction in operating expense for the Laffit Pincay from $5.9 million for the six month period ending December 31, 1998 to $1.5 million for the six month period ending December 31, 1999 was due to reduced crew requirements and the elimination of management fees payable to Sedco Forex as a result of the termination of the Sedco Forex management agreement on March 23, 1999.

Depreciation expense for the Rigs totaled $2.9 million for the six months ended December 31, 1999 and is reflected in equity earnings. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $1.9 million and $1.0 million, respectively. Depreciation expense totaled $2.8 million for the six months ended December 31, 1998. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $1.8 million and $1.0 million, respectively.

General and administrative expense totaled $494,000 for the six months ended December 31, 1999. In addition, general and administrative expense relating to the Rigs totaled $1.9 million and is reflected in equity earnings. General and administrative expense totaled $3.2 million for the six months ended December 31, 1998. General and administrative expense includes staff and overhead costs allocated to the Company under a management agreement with DeepTech of $0.2 million for the six months ended December 31, 1998. In connection with the Merger, the management agreement between the Company and DeepTech was terminated on August 14, 1998. General and administrative expense for the six months ended December 31, 1998 included staff and overhead costs for the operation of the marine services and Atlantic Canada businesses. General and administrative costs attributable to discontinued operations totaled $0.3 million for the six months ended December 31, 1998.

Operating loss for the six months ended December 31, 1999 totaled $4.7 million as compared to operating income of $4.4 million for the six months ended December 31, 1998. The change was due to the items discussed above.

Interest income and other for the six months ended December 31, 1999 and 1998 totaled $51,000 and $49,000, respectively, and primarily included interest income from available cash.

Interest expense and other financing costs to affiliates for the six months ended December 31, 1999 and 1998 totaled $2.8 million and $1.5 million, respectively, and related to borrowings from Tatham Brothers. The Rig Subsidiaries also incurred interest expense to affiliated entities of $1.4 million for the six months ended December 31, 1999 which is included in equity earnings. Interest expense incurred by RIGCO under the Credit Facility for the six months ended December 31, 1999 totaled $4.2 million and is included in equity earnings. Interest expense incurred by RIGCO under the Credit Facility for the six months ended December 31, 1998 totaled $4.1 million.

On or before August 14, 1998, the Company transferred all of its oil and gas properties in the Gulf to DeepTech and Leviathan in connection with the Merger. For the six months ended December 31, 1999, the Company reported earnings from discontinued operations of $336,000 due to the reversal of oil and gas expense accruals. The Company reported a net loss from discontinued operations of $0.2 million for the six months ended December 31, 1998. During the period from July 1, 1998 through August 14, 1998, the Company sold 479 million cubic feet of natural gas and 1,200 barrels of oil at average prices of $1.86 per thousand cubic feet of natural gas and $7.13 per barrel of oil, respectively.

Tatham Offshore eliminated all of its Senior Preferred Stock and the associated preferred stock dividends in arrears as a result of certain Merger related agreements and repurchased and cancelled 653,365 shares of its Series A Preferred Stock in connection with the Rights Offering. Tatham Offshore's remaining preferred stock dividends totaled $1.6 million for the six months ended December 31, 1999 as compared with $1.5 million for the six months ended December 31, 1998. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the six months ended December 31, 1999 was $8.7 million, or $0.33 per share, as compared with a net loss allocable to common shareholders for the six months ended December 31, 1998 of $2.9 million, or $0.11 per share.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Company expects to be dependent upon cash on hand, loans under a revolving draw facility with Tatham Investment Corp. and cash generated from its drilling services operations to pay its operating expenses and satisfy its other obligations. The use of cash held by or generated from operations of the Rig Subsidiaries is subject to approval of the Bankruptcy Court. As described below, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements to allow the Company to implement its business strategy in Atlantic Canada.

On August 9, 1999, RIGCO, FPS VI, FPS III and FPS V (the "Rig Subsidiaries") filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing"). RIGCO owns a 100% interest in the Bill Shoemaker and a 25% undivided interest in the Laffit Pincay. FPS VI owns a 75% undivided interest in the Laffit Pincay. FPS III and FPS V are the owners of RIGCO and FPS VI with FPS III owning a 50% interest in RIGCO and FPS V owning a 50% interest in RIGCO and a 100% interest in FPS VI. The proceedings of the Rig Subsidiaries are administered jointly. As a result of the Bankruptcy Filing, the Rigs are being managed by the Company's subsidiaries as debtors-in-possession. The syndicate of lenders under the Credit Facility have a secured interest in substantially all of the assets of RIGCO and FPS VI. Any cash received by RIGCO and FPS VI is considered collateral for the secured lenders (the "Cash Collateral") under the Credit Facility. RIGCO and FPS VI as debtors-in-possession have been granted temporary permission by the Bankruptcy Court for limited use of the Cash Collateral to pay operating and maintenance costs for the Rigs and to pay certain limited general and administrative costs of Tatham Offshore. See "-- Liquidity Outlook."

If either of the Rigs is not employed for any extended period of time, the absence of associated revenues may have a material adverse effect on the Company, including limiting the Company's ability to raise capital from external sources. The Laffit Pincay has not been employed since mid-August 1998 and it is uncertain as to when and at what day-rates it will be employed in the future. On October 23, 1999, the Bill Shoemaker completed a three well contract for Husky Oil Operations Limited. RIGCO has bid on additional day rate drilling contracts for Husky Oil Operations Limited for the year 2000; however, as of this date, RIGCO has not entered into a drilling contract for the Bill Shoemaker subsequent to the three wells drilled for Husky Oil Operations Limited. See "-- Uses of Cash" and "-- Liquidity Outlook."

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

On June 30, 1999, RIGCO entered into a committed draw facility with Tatham Investment Corp., which is 100% owned by Mr. Thomas P. Tatham. Tatham Investment Corp. agreed to loan up to $750,000 to RIGCO for working capital purposes. Loans under this agreement bear interest at the prime rate plus 3% (on December 31, 1999, the interest rate under this facility was 11.5%) and were due on September 30, 1999. As of the date of the Bankruptcy Filing, Tatham Investment Corp. had an unsecured claim of $338,303 under this agreement.

Effective July 1, 1999, Tatham Offshore entered into a revolving draw facility with Tatham Investment Corp. The revolving draw facility provides for loans, at the lender's sole discretion, by Tatham Investment Corp. to Tatham Offshore in amounts up to $5.0 million. The revolving draw facility bears interest at the rate of 15% per annum and is payable upon demand by the lender. Through December 31, 1999, the Company has borrowed $4.1 million under this facility. The Company has pledged all of its equity ownership in certain wholly-owned subsidiaries of the Company as well as a certain promissory note issued by Tatham Offshore Canada, Limited.

In December 1999, North Atlantic Pipeline Partners, L.P. borrowed $4.0 million from an unrelated party. The $4.0 million loan is evidenced by a demand note bearing interest at the rate of 15% per annum.

Uses of Cash. The Company expects that its primary uses of cash will consist of
(i) payments on the Credit Facility, (ii) amounts necessary to fund capital expenditures related to the Rigs that are not funded by customers,

(iii) amounts necessary to staff and maintain the Rigs while they are not under contract, and (iv) amounts necessary to pay general and administrative and other operational expenses. The use of cash held by the Rig Subsidiaries requires approval by the Bankruptcy Court. As a result of an agreement with the secured lenders in February 2000, which is subject to approval by the Bankruptcy Court, the Rig Subsidiaries will have limited use of such cash through March 31, 2000. See "--Liquidity Outlook".

In addition, the Company will use available cash from non-rig related borrowings to fund the pursuit of its business strategy in Atlantic Canada. Such uses will include funding initial expenditures related to the North Atlantic Pipeline Partners' pipeline project, the remainder of the Company's Atlantic Canada strategy and any of the Company's other potential capital expenditures.

Oil prices declined substantially during 1998, which has caused a significant decline in the demand for mobile offshore drilling rigs with depth ratings as found on the Laffit Pincay and Bill Shoemaker. Although oil prices have strengthened in recent months, the demand for RIGCO's drilling rigs has not improved significantly. The Laffit Pincay does not have a current drilling contract and was warm-stacked in Grand Isle Block 71, offshore Louisiana from mid-August 1998 through early February 1999. In early February 1999, the Laffit Pincay was relocated to a shipyard in Pascagoula, Mississippi pending the completion of engineering studies and obtaining financing necessary to perform certain upgrades to the rig. In addition to the Laffit Pincay, there are several similarly equipped semisubmersibles owned by competitors currently deployed in the Gulf that do not have current drilling contracts or commitments. Cash costs to warm-stack the Laffit Pincay in Grand Isle Block 71 were approximately $600,000 per month. Cash costs to maintain the Laffit Pincay in the shipyard are approximately $250,000 per month.

Following the completion of the Husky Oil Operation Limited contract, in mid-November 1999, the Bill Shoemaker was warm-stacked in a facility in Newfoundland, Canada pending additional contract drilling commitments in Canada or other suitable locations worldwide. The costs to stack the Bill Shoemaker in Canada are approximately $300,000 per month.

North Atlantic Pipeline Partners is the sponsor of a proposal to construct a natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. As of December 31, 1999, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic Pipeline Partners, has incurred $13.8 million in developmental costs in connection with such project and related infrastructure projects. The Company anticipates that the ultimate capital costs of the pipeline and related projects, if approved, could be in excess of several billion dollars. The Company plans to obtain debt and equity financing and/or secure joint venture partners to satisfy the capital requirements for the Atlantic Canada projects, as required.

Liquidity Outlook. The Company intends to fund its immediate cash requirements with cash on hand, loans under the revolving draw facility with Tatham Investment Corp., and cash from its drilling services operations as authorized from time to time by the Bankruptcy Court. At December 31, 1999, Tatham Offshore had $4.7 million of cash and cash equivalents. In addition, RIGCO had $7.1 million of cash and cash equivalents at December 31, 1999. The use of cash held by or generated from operations of the Rig Subsidiaries is subject to approval of the Bankruptcy Court. However, to meet its debt obligations and future capital needs with respect to Atlantic Canada, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements.

     Drilling Operations

On September 30, 1996, RIGCO entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Bill Shoemaker, to fund significant upgrades to the Bill Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the Bill Shoemaker. The Credit Facility (i) originally matured on September 30, 1998, (ii) provides for interest at the prime rate plus 3% per annum (11.5% at December 31, 1999), payable quarterly, and (iii) is secured by the two semisubmersible drilling rigs and all of the related assets. On September 25, 1998, the parties to the Credit Facility amended the agreement to
(i) extend the maturity date from September 30, 1998 to March 31, 1999, (ii) waive all principal payments until the maturity date, and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to March 31, 1999. RIGCO paid a total of 0.5% of the outstanding principal balance to the lenders in connection with the amendment.

On March 31, 1999, the parties to the Credit Facility amended the agreement to
(i) extend the maturity to April 30, 1999, (ii) waive all principal and interest payments until the maturity date and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to April 30, 1999. RIGCO paid a total of $100,000 to the lenders in connection with the amendment and agreed to increase the interest rate on the outstanding principal to the default rate under the Credit Facility (the prime rate plus 5% per annum, which equaled 13.5% at December 31, 1999) for the period of the extension. RIGCO did not make the principal payment or interest payment due on April 30, 1999, is presently in default under the terms of the Credit Facility, and has filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. As of the date of the Bankruptcy Filing, amounts outstanding under the Credit Facility totaled $58.1 million in principal and $4.1 million in accrued interest. See
"-- Subsidiary Bankruptcy Court Proceedings".

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

Following the early release of the rig by Shell, the Bill Shoemaker was towed to a shipyard in Galveston, Texas where it underwent significant unanticipated refurbishments in preparation for mobilization to the Grand Banks area in Atlantic Canada. Capital costs, including crew costs while in the shipyard, for the make-ready totaled approximately $8.5 million. Following the make-ready, the Bill Shoemaker was mobilized to the Grand Banks area in Atlantic Canada to conduct a two-well program (with three options permitting up to seven additional wells) at predetermined rates for Husky Oil Operations Limited. In connection with the Bill Shoemaker make-ready agreement with Sedco Forex, RIGCO obtained a letter of credit for $6.5 million to secure payment to Sedco Forex. The letter of credit was secured with funds provided by Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company. In exchange for providing the funds to secure the letter of credit, RIGCO paid a fee of $500,000 to Mr. Tatham. RIGCO has agreed to pay Mr. Tatham, as liquidated damages, $10,000 per day from February 15, 1999 until such funds are returned. The liquidated damages payment would be in the form of a promissory note bearing interest at the rate of 18% per annum. All of the funds securing the letter of credit were drawn by Sedco Forex for payments under the make-ready agreement.

On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. As the Company currently does not have a replacement drilling agreement for the Bill Shoemaker, the Company will be dependent on cash reserves generated from the Husky Oil Operations Limited agreement, or funds from new financing arrangements, to fund its ongoing cash requirements.

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

     Subsidiary Bankruptcy Court Proceedings

On February 9, 2000, RIGCO, FPS III, FPS IV and FPS V, as debtors-in-possession, and the secured lenders under the Credit Facility filed a Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection with the Bankruptcy Court (the "February 2000 Stipulation"). The February 2000 Stipulation provides that (i) the debtors-in-possession will accept an offer to purchase the Laffit Pincay at the best commercial offer above a stated minimum,
(ii) within five business days of the acceptance of the offer, debtors-in-possession will file with the Bankruptcy Court a motion seeking approval of reasonable and customary proposed bankruptcy sale procedures including the establishment of an overbid period and approval of topping fees,
(iii) within five business days of the acceptance of the offer, debtors-in-possession shall retain a certain broker to market the Laffit Pincay,

(iv) the debtors-in-possession will enter into a definitive Purchase Agreement which is acceptable to the secured lenders for the sale of the Laffit Pincay within 21 days after the acceptance of the offer and shall file a motion seeking approval of the proposed sale pursuant to the terms of the Purchase Agreement with the Bankruptcy Court, (v) the debtors-in-possession will use their best efforts to obtain a hearing on the proposed sales procedures on February 17, 2000, a hearing on the proposed sale on March 20, 2000 and the closing of the sale of the Laffit Pincay on or before March 31, 2000, (vi) the terms of the Purchase Agreement or any subsequent purchase agreement approved by the Bankruptcy Court shall provide that the sale of the Laffit Pincay will close on or before March 31, 2000, assuming all conditions precedent to the closing have been satisfied, (vii) upon the sale of the Laffit Pincay, the secured lenders would receive all of the net proceeds from the sale after deduction of customary and reasonable expenses, costs and fees associated with the sale, (viii) on or before March 31, 2000, the debtors-in-possession will accept an offer to purchase the Bill Shoemaker for an amount exceeding all remaining amounts owing to the secured lenders and that the sale of the Bill Shoemaker will close no later than June 30, 2000, (ix) if the debtors-in-possession fulfill the conditions for the sale of the Bill Shoemaker in (viii) above, some or all of the secured lenders will make a post-petition loan to RIGCO up to $1.6 million (the "DIP Loan"), (x) proceeds from the sale of the Bill Shoemaker will be used to first pay off the obligations under the DIP Loan and second to pay off all secured obligations owed to the secured lenders under the Credit Facility, (xi) upon approval of the Bankruptcy Court of the February 2000 Stipulation, the debtors-in-possession will pay the secured lenders $2.0 million in partial payment of the secured lenders' claim and (xii) debtors-in-possession will be allowed continued use of the cash collateral through March 31, 2000 in accordance with an agreed budget.

     Atlantic Canada

The Company has refocused its business from the development, exploration and production of oil and gas in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada with initial emphasis on the offshore contract drilling business. The Company believes that the Atlantic Canada region offers significant investment opportunities and the Company plans to diversify its business to include the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments including upstream exploration and production activities and the acquisition of oil and gas concessions or license interests. The Company has incurred approximately $13.8 million in costs associated with its Atlantic Canada strategy.

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

     Other

In connection with the Merger, the Company entered into a $22.9 million short-term financing arrangement with Tatham Brothers (as amended, the "Short-Term Facility") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the redemption agreement with Leviathan, (ii) pay $1.4 million to DeepTech in connection with the management agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering,
(iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short-Term Facility. Tatham Brothers is an affiliate of Thomas P. Tatham and the parent company of TB Securities. The Short-Term Facility accrued interest at the rate of 12% per annum and was due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million of accrued interest into a new short-term loan which bears interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the

Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short-Term Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO and FPS V, both subsidiaries of the Company, which had an outstanding balance of approximately $80.7 million at December 31, 1999. On March 31, 1999, the Company and Tatham Brothers extended the Short-Term Facility until April 30, 1999. Pursuant to the terms of the Short-Term Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amount; as a result, an Event of Default has occurred and is continuing under the Short-Term Facility.

Tatham Offshore is a guarantor of $5.0 million of a $9.0 million loan from Bank of America, N.A. to Tatham Brothers, which proceeds were loaned to DeepFlex to fund certain improvements to the Rigs. The loan bore interest at LIBOR plus 2% and was due on November 30, 1999 or upon demand. On December 1, 1999, Tatham Brothers made a principal reduction of $2.6 million and extended the note until September 30, 2000 or upon demand. Effective February 1, 2000, the loan bears interest at the rate of 6.5% per annum. The loan from Tatham Brothers to DeepFlex, plus accrued interest, was included in the amount payable under the Short-Term Facility discussed above.

Since the Nasdaq National Market has delisted Tatham Offshore's common stock, the holders thereof have suffered a decrease in marketability of their shares and the liquidity of their investment in Tatham Offshore's common stock and its preferred stocks which are convertible into common stock. This decrease in the marketability and liquidity of the Company's common and preferred stock may have a material adverse effect on Tatham Offshore's ability to access equity markets in the future.

Tatham Offshore has never declared or paid dividends on its common or preferred stock. Tatham Offshore expects to retain all available earnings generated by its operations for the growth and development of its business.

YEAR 2000. The year 2000 issue is the result of computer programs that were written using two digits rather than four to define the year. The Company believes that substantially all of its information technology software and equipment are year 2000 compliant and that this problem will have no affect on the Company's internal operations. The costs relating to the assessment of the year 2000 issue have, to date, been de minimus. Although the Company intends to interact only with those third parties that have year 2000 compliant computer systems, it is impossible for the Company to monitor all such systems. The Company had discussions with the operator of the Bill Shoemaker and has performed external IT and Non-IT system reviews. Based on discussions and reviews, the Company believes that there will be no disruption in the operation of either of its drilling rigs as a result of the year 2000 issue. Currently, the Company has no information concerning the year 2000 compliance status of its customers and vendors. In the event the Company or the various companies on which we principally rely experience year 2000 compliance problems, adverse consequences could include the interruption of drilling services aboard the Rigs, delays in shipments of materials and supplies required to operate the Rigs, delays in transferring personnel to and from the Rigs, and delays in receiving funds from customers or in making payments to suppliers. There can be no assurances that such systems will not have a material adverse impact on the Company's business and operations. Since the Laffit Pincay and the Bill Shoemaker were warm-stacked at December 31, 1999, management did not deem it necessary to develop a contingency plan for worst case year 2000 business interruptions. To date, the Company has not experienced any adverse impact to its business or operations as a result of year 2000 issues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to some market risk due to the floating interest rate under the RIGCO Credit Facility. Under the RIGCO Credit Facility, the remaining principal was due on April 30, 1999 along with the final interest payment. On December 31, 1999, the Credit Facility had principal balance of $58,148,000 and an interest rate based on the prime rate plus 3% (11.5% at December 31, 1999) and a default interest rate based on the prime rate plus 5% (13.5% at December 31, 1999). A 1 1/2% increase in interest rates could result in a $900,000 annual increase in interest expense on the existing principal balance.

On June 30, 1999, RIGCO entered into a committed draw facility with Tatham Investment Corp., which is 100% owned by Mr. Thomas P. Tatham. Tatham Investment Corp. agreed to loan up to $750,000 to RIGCO for working capital purposes. Any loans bear interest at the prime rate plus 3% (on December 31, 1999, the interest rate was 11.5%) and were due on September 30, 1999.

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

         In re RIGCO North America, L.L.C., et al.; In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division; Case Nos. 99-22401-C-11 through 99-22404-C-11 (Jointly Administered Under Case No. 99-22401-C-11). On August 9, 1999, RIGCO North America, L.L.C., FPS VI, L.L.C., FPS III, Inc., and FPS V, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code. The Debtors are operating their businesses and managing their property as debtors-in-possession. As a result of an agreement between the Debtors and the secured creditors, the debtors will have interim use of cash collateral until March 31, 2000.

         RIGCO North America, L.L.C. v. Schlumberger Technology Corporation and Schlumberger Canada Ltd.; In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division; Adversary No. 99-2154-C. On September 3, 1999, RIGCO North America, L.L.C. filed a complaint against Schlumberger Technology Corporation and Schlumberger Canada Ltd. to avoid a preferential transfer or transfers pursuant to 11 U.S.C. Section 547 and to recover the property transferred or its value pursuant to 11 U.S.C. Section 550. The Defendants have answered the complaint. On September 21, 1999, the Court entered a Comprehensive Discovery, Mediation and Scheduling Order requiring, among other things, non-binding mediation. The Court-ordered mediation was unsuccessful, and the parties are in the process of conducting discovery.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27.1   Financial Data Schedule

         99.1 Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection

         27.2 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TATHAM OFFSHORE, INC.


    Date:  February 14, 2000    By: /s/ DENNIS A. KUNETKA
                                    -----------------------------------
                                    Dennis A. Kunetka
                                    Chief Financial Officer and Secretary
                                    (Signing on behalf of the Registrant and as
                                    Principal Accounting Officer)

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                   DESCRIPTION
        -------                  -----------

         27.1     Financial Data Schedule

         99.1     Stipulation and Order Authorizing Continued Use of Cash
                  Collateral and Adequate Protection