Form 10-Q
period 2000-03-31
TATHAM OFFSHORE INC
filed 2000-05-15
CIK 913358

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         AS OF MAY 15, 2000, THERE WERE OUTSTANDING 26,078,548 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.


================================================================================

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                          PAGE
                                                                                                          ----
PART I.   FINANCIAL INFORMATION.............................................................................3

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of March 31, 2000 (unaudited) and June 30, 1999..........................3
     Unaudited Consolidated Statement of Operations for the Three and Nine Months
        Ended March 31, 2000 and 1999, respectively.........................................................4
     Unaudited Consolidated Statement of Cash Flows for the Nine Months
        Ended March 31, 2000 and 1999.......................................................................5
     Consolidated Statement of Stockholders' Equity for the
        Nine Months Ended March 31, 2000 (unaudited)........................................................6
     Notes to Consolidated Financial Statements............................................................ 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................................................14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
   ABOUT MARKET RISKS......................................................................................22


PART II.   OTHER INFORMATION...............................................................................23

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES.................................................................................................25

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)


                                                                                         March 31,          June 30,
                                                                                           2000               1999
                                                                                       (unaudited)
                                                                                        ----------         ----------
                     ASSETS
Current assets:
    Cash and cash equivalents                                                           $    1,954         $      486
    Accounts receivable                                                                         10             16,076
    Notes receivable                                                                         2,076                 --
    Prepaid expenses                                                                            31                168
                                                                                        ----------         ----------
       Total current assets                                                                  4,071             16,730
                                                                                        ----------         ----------

Property and equipment                                                                       2,374            146,487
     Less - accumulated depreciation                                                           114             12,204
                                                                                        ----------         ----------
       Property and equipment, net                                                           2,260            134,283
                                                                                        ----------         ----------

Restricted cash                                                                                170                170
Deferred costs                                                                              14,472             12,591
Equity investments (Note 3)                                                                 52,772                 --
                                                                                        ----------         ----------
       Total assets                                                                     $   73,745         $  163,774
                                                                                        ==========         ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                            $      920         $   10,102
    Accounts payable to affiliates                                                           6,344              8,082
    Demand note                                                                              4,203                 --
    Long-term debt currently payable                                                            --             58,148
    Long-term debt to affiliate currently payable                                           29,909             26,519
                                                                                        ----------         ----------
       Total current liabilities                                                            41,376            102,851
                                                                                        ----------         ----------

Commitments and contingencies (Note 6)

Stockholders' equity (Note 4):
    Preferred stock, $0.01 par value, 110,000,000 shares authorized as of March
       31, 2000 and June 30, 1999, 17,558,828 and 17,579,717 shares issued and
       outstanding at March 31, 2000 and June 30, 1999, respectively                           176                176
    Common stock, $0.01 par value, 250,000,000 shares
       authorized as of March 31, 2000 and June 30, 1999,
       26,078,548 and 26,074,321 shares issued and outstanding
       as of March 31, 2000 and June 30, 1999, respectively                                    261                261
    Additional paid-in capital                                                             186,217            186,217
    Accumulated deficit                                                                   (154,285)          (125,731)
                                                                                        ----------         ----------
                                                                                            32,369             60,923
                                                                                        ----------         ----------
       Total liabilities and stockholders' equity                                       $   73,745         $  163,774
                                                                                        ==========         ==========


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                        Three Months                      Nine Months
                                                                       Ended March 31,                   Ended March 31,
                                                                ---------------------------       ---------------------------
                                                                   2000             1999             2000             1999
Revenue:
    Drilling services                                           $       --       $    6,067       $       --       $   28,344
                                                                ----------       ----------       ----------       ----------
                                                                        --            6,067               --           28,344
                                                                ----------       ----------       ----------       ----------

Costs and expenses:
    Drilling operating expenses                                         --            4,522               --           16,451
    Depreciation                                                        21            1,460               64            4,233
    Loss from equity investments (Note 3)                           19,809               --           23,973               --
    Management fee                                                      --               --               --              155
    General and administrative expenses                                163            1,919              657            4,959
                                                                ----------       ----------       ----------       ----------
                                                                    19,993            7,901           24,694           25,798
                                                                ----------       ----------       ----------       ----------

Operating income (loss)                                            (19,993)          (1,834)         (24,694)           2,546

Interest and other income                                              132              844              183              893
Interest expense and other financing costs                            (203)          (1,693)            (203)          (5,754)
Interest expense and other financing costs - affiliates             (1,366)          (3,059)          (4,176)          (4,571)
                                                                ----------       ----------       ----------       ----------

Net loss from continuing operations                                (21,430)          (5,742)         (28,890)          (6,886)

Discontinued operations (Note 1)
    Gain (loss) from oil and gas operations                             --               --              336             (221)
                                                                ----------       ----------       ----------       ----------

Net loss                                                           (21,430)          (5,742)         (28,554)          (7,107)

Preferred stock dividends                                             (776)            (763)          (2,329)          (2,291)
                                                                ----------       ----------       ----------       ----------

Net loss allocable to common shareholders                       $  (22,206)      $   (6,505)      $  (30,883)      $   (9,398)
                                                                ==========       ==========       ==========       ==========

Weighted average number of shares                                   26,075           26,074           26,075           26,748
                                                                ==========       ==========       ==========       ==========

Basic and diluted loss per common share
   from continuing operations (Note 5)                          $    (0.85)      $    (0.25)      $    (1.20)      $    (0.34)
                                                                ==========       ==========       ==========       ==========

Basic and diluted loss per common share from
   discontinued operations (Note 5)                             $     0.00       $    (0.00)      $     0.02       $    (0.01)
                                                                ==========       ==========       ==========       ==========

Basic and diluted loss per common share                         $    (0.85)      $    (0.25)      $    (1.18)      $    (0.35)
                                                                ==========       ==========       ==========       ==========


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                                 Nine Months
                                                                                                Ended March 31,
                                                                                        -----------------------------
                                                                                           2000               1999
Cash flows from operating activities:
   Net loss                                                                             $  (28,554)        $   (7,107)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation, depletion and amortization                                                 64              4,491
       Amortization of debt issue costs                                                         --              3,079
       Noncash interest expense                                                              4,379              2,471
       Loss from equity investments                                                         23,973                 --
       Changes in operating working capital (net of effect of deconsolidating):
         (Increase) decrease in accounts receivable                                             32             (6,500)
         (Increase) decrease in receivable from affiliates                                    (857)               488
         Increase in notes receivable                                                       (2,076)                --
         Increase in prepaid expenses                                                          (19)               (34)
         (Increase) decrease in accounts payable and accrued liabilities                      (774)             3,806
         Decrease in accounts payable to affiliates                                           (185)            (2,807)
                                                                                        ----------         ----------
             Net cash used in operating activities                                          (4,017)            (2,113)
                                                                                        ----------         ----------

Cash flows from investing activities:
   Additions to property and equipment                                                        (355)           (10,374)
   Deferred costs                                                                           (1,882)              (860)
   Reduction in cash from deconsolidating rig subsidiaries                                    (382)                --
   Conveyance of oil and gas properties                                                         --             (1,605)
                                                                                        ----------         ----------
             Net cash used in investing activities                                          (2,619)           (12,839)
                                                                                        ----------         ----------

Cash flows from financing activities:
   Repayment of notes payable                                                                   --             (1,008)
   Repayment of notes payable to affiliate                                                      --             (2,250)
   Proceeds from demand note                                                                 4,000                 --
   Proceeds from notes payable to affiliate                                                  4,104             20,640
   Increase in restricted cash                                                                  --               (170)
   Debt issue costs                                                                             --             (2,501)
                                                                                        ----------         ----------
             Net cash provided by financing activities                                       8,104             14,711
                                                                                        ----------         ----------

Net increase (decrease) in cash and cash equivalents                                         1,468               (241)
Cash and cash equivalents at beginning of year                                                 486              2,689
                                                                                        ----------         ----------
Cash and cash equivalents at end of period                                              $    1,954         $    2,448
                                                                                        ==========         ==========

Supplemental disclosures to the Statement of Cash Flows - see Note 7.


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                               Preferred Stock          Common Stock
                                           ----------------------   ---------------------  Additional
                                           Number of                Number of                paid-in   Accumulated
                                            Shares      Par value    Shares     Par value    capital     deficit       Total
                                           ---------    ---------   ---------   ---------  ----------  -----------   ---------
Balance, June 30, 1999                        17,580    $     176      26,074   $     261   $ 186,217   $(125,731)   $  60,923

Conversion of Series A Preferred Stock
  into common stock                               (1)          --           1          --                      --           --

Conversion of Series B Preferred Stock
  into common stock                              (20)          --           4          --                      --           --

Net loss for the nine months ended
  March 31, 2000 (unaudited)                      --           --          --          --          --     (28,554)     (28,554)
                                           ---------    ---------   ---------   ---------   ---------   ---------    ---------

Balance, March 31, 2000 (unaudited)           17,559    $     176      26,079   $     261   $ 186,217   $(154,285)   $  32,369
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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Tatham Offshore, Inc. ("Tatham Offshore" or the "Company"), a Delaware corporation, provides offshore contract drilling services to the oil and gas industry and is currently pursuing, through its subsidiaries, energy related opportunities in Atlantic Canada, including offshore contract drilling services, substantial natural gas gathering and transmission facilities and related energy infrastructure. Historically, Tatham Offshore was engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf"). Prior to August 14, 1998, Tatham Offshore was an approximately 94%-owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company. In connection with the merger of DeepTech with a subsidiary of El Paso Energy Corporation ("El Paso Energy") and related transactions completed on or before August 14, 1998 (the "Merger"), (i) Tatham Offshore transferred its ownership of Tatham Offshore Development, Inc. ("Tatham Development"), a Delaware corporation and former wholly-owned subsidiary of Tatham Offshore which held interests in Ewing Bank Blocks 958, 959, 1002 and 1003, the Sunday Silence prospect, to DeepTech, (ii) Tatham Offshore conveyed its remaining oil and gas properties to Leviathan Gas Pipeline Partners, L.P. ("Leviathan"), (iii) DeepTech contributed all of the outstanding shares of capital stock of DeepFlex Production Services, Inc. ("DeepFlex") to Tatham Offshore and (iv) DeepTech divested itself of its equity ownership interest in Tatham Offshore pursuant to a spin-off transaction effected by a Rights Offering (the "Rights Offering"). DeepFlex, a Delaware corporation and wholly-owned subsidiary of Tatham Offshore, was formed in January 1995 and, through its subsidiaries, focuses on the acquisition and deployment of semisubmersible drilling rigs for contract drilling. RIGCO North America, L.L.C. ("RIGCO") and FPS VI, L.L.C. ("FPS VI"), wholly-owned subsidiaries of DeepFlex, have owned interests in the FPS Laffit Pincay (the "Laffit Pincay") and the FPS Bill Shoemaker (the "Bill Shoemaker" and, together with the Laffit Pincay, the "Rigs"), both second generation semisubmersible drilling rigs.

Pursuant to management and charter agreements, Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") has marketed, managed, and operated the Rigs. On two occasions, Sedco Forex assigned its responsibilities under the Bill Shoemaker management and charter agreement to an affiliate, Sedco Canada Limited ("SCL"), while the Bill Shoemaker was operating in Canada. On January 22, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreements for the Laffit Pincay. Effective March 23, 1999, RIGCO took over the marketing, management and operational responsibilities for the Laffit Pincay. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. Under the Bill Shoemaker management and charter agreement, SCL continued to man and operate the rig through the conclusion of its drilling contract with Husky Oil Operations Limited. At the conclusion of the Husky Oil Operations Limited drilling contract on November 15, 1999, RIGCO assumed the marketing, management and operational responsibilities for the Bill Shoemaker.

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

Bankruptcy Filing by Subsidiaries

On August 9, 1999, RIGCO, FPS VI, FPS III, Inc. ("FPS III") and FPS V, Inc. ("FPS V") (collectively, the "Rig Subsidiaries"), wholly-owned subsidiaries of DeepFlex, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing"). At the time of the Bankruptcy Filing, RIGCO owned a 100%

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


interest in the Bill Shoemaker and a 25% undivided interest in the Laffit Pincay and FPS VI owned a 75% undivided interest in the Laffit Pincay. FPS III and FPS V are the owners of RIGCO and FPS VI with FPS III owning a 50% interest in RIGCO and FPS V owning a 50% interest in RIGCO and a 100% interest in FPS VI. The bankruptcy proceedings of the Rig Subsidiaries are administered jointly. As a result of the Bankruptcy Filing, the Rigs are being managed by the Company's rig related subsidiaries as debtors-in-possession. The syndicate of lenders under the Credit Facility have a secured interest in substantially all of the assets of RIGCO and FPS VI.

On May 1, 2000, RIGCO and FPS VI sold all of their interest in the Laffit Pincay to a third party for $28.5 million in cash. Expenses associated with the sale totaled $0.3 million and $175,000 of the net proceeds is being held by RIGCO, in a separate debtor-in-possession bank account, pending the resolution of a maritime lien claim by one of RIGCO's pre-petition creditors. The balance of the proceeds from the sale of the Laffit Pincay, $28.0 million, was paid to RIGCO's secured lenders in partial payment of their secured claim under the Credit Facility. Loss from equity investments includes an impairment provision of $13.3 million related to the sale of this rig.

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

Notes Payable to Affiliates

In connection with the Merger, the Company entered into a short-term financing arrangement with Tatham Brothers, LLC ("Tatham Brothers") (the "Short-Term Facility") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the redemption agreement with Leviathan, (ii) pay $1.4 million to DeepTech in connection with the management agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to Tatham Brothers Securities, LLC ("TB Securities") with respect to obligations under the Rights Offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short-Term Facility. Tatham Brothers is an affiliate of Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company, and the parent company of TB Securities. The original terms of the Short-Term Facility provided for an interest rate of 12% per annum with principal and accrued interest due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million accrued interest into a new short-term loan which bears interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short-Term Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO and FPS V, both subsidiaries of the Company, which had an outstanding balance of approximately $80.8 million at March 31, 2000. On March 31, 1999, the Company and Tatham Brothers extended the Short-Term Facility until April 30, 1999. Pursuant to the terms of the Short-Term Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amounts; as a result, an event of default has occurred and is continuing under the Short-Term Facility. The default interest rate under the Short-Term Facility is 19% per annum. The principal balance and accrued interest under the Short-Term Facility and Subordinated Convertible Note are included in long-term debt to affiliate currently payable on the consolidated balance sheet.

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

Tatham Aviation Services, Inc. ("Tatham Aviation"), whose sole shareholder is Mr. Thomas P. Tatham, has provided the Company use of a corporate aircraft. The agreement between the Company and Tatham Aviation provides for the Company's reimbursement of operating costs, insurance and carrying costs in exchange for the use of the corporate aircraft. During the nine months ended March 31, 2000, the Company paid Tatham Aviation $992,000 under this agreement.

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

Effective July 1, 1999, Tatham Offshore entered into a revolving draw facility with Tatham Investment Corp. The revolving draw facility provides for loans, at the lender's sole discretion, by Tatham Investment Corp. to Tatham Offshore in amounts up to $5.0 million. The revolving draw facility bears interest at the rate of 15% per annum and is payable upon demand by the lender. Through March 31, 2000, the Company has borrowed $4.2 million under this facility which along with accrued interest of $347,302 is included in accounts payable to affiliates on the consolidated balance sheet. The Company has pledged all of its equity ownership in certain wholly-owned subsidiaries of the Company as well as a certain promissory note issued by Tatham Offshore Canada, Limited as security under this revolving draw facility.

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

NOTE 3 - EQUITY INVESTMENTS:

On August 9, 1999, the Rig Subsidiaries, wholly-owned indirect subsidiaries of Tatham Offshore, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. As a result of the Bankruptcy Filing, the Rig Subsidiaries are operating their businesses and managing their property as debtors-in-possession. Financial statements presented after the date of the Bankruptcy Filing reflect the investment in and advances to and the results of operations of the Rig Subsidiaries under the equity method of accounting. At March 31, 2000, the combined assets of the Rig Subsidiaries totaled $123.0 million. Excluding deferred income taxes, the Rig Subsidiaries had $151.1 million of total debt and other liabilities at March 31, 2000 including $62.3 million of secured debt under the Credit Facility. Substantially all of the remaining debt and other liabilities are owed to affiliates of the Rig Subsidiaries. The following is summarized combined income statement information for the subsidiaries included in the Bankruptcy Filing.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


                        COMBINED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                                                         Three Months         Nine Months
                                                                            Ended                Ended
                                                                        March 31, 2000       March 31, 2000
                                                                        --------------       --------------
Revenue:
   Drilling services                                                     $         --         $     13,341
Costs and expenses:
   Drilling and other operating expenses                                        2,039               10,176
   Depreciation and impairment                                                 14,731               17,639
   General and administrative expenses
      and management fee                                                          842                2,765
                                                                         ------------         ------------
                                                                               17,612               30,580
                                                                         ------------         ------------

Operating loss                                                                (17,612)             (17,239)
Interest and other income                                                          91                  176
Interest expense and other financing costs                                     (2,289)              (6,506)
Interest expense and other financing costs - affiliates                            --               (1,445)
                                                                         ------------         ------------

Net loss                                                                 $    (19,810)        $    (25,014)
                                                                         ============         ============


NOTE 4 - STOCKHOLDERS' EQUITY:

The following table summarizes Tatham Offshore's outstanding equity as of March 31, 2000:


                                                                                                                 Conversion/
                                      Shares              Liquidation                Dividend       Dividends        Exchange
       Equity                       Outstanding           Preference                   Rate         In Arrears       Features
Series A Preferred Stock           17,183,244(a)        $1.50 per share                 12%        $11,682,000        (b)(c)
Series B Preferred Stock               54,379           $1.00 per share                  8%        $    20,000        (b)(c)
Series C Preferred Stock              321,205           $0.50 per share                  4%        $    20,000        (b)(c)
Common Stock                       26,078,548(a)              N/A                       --                  --            --

------------------

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

Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. RIGCO was notified by Sedco Forex that as of November 18, 1998, Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. RIGCO has been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998 but has not been paid for any period since that time. At March 31, 2000, RIGCO had recorded a $7.5 million account receivable from Sedco Forex related to the unpaid portion of the Shell contract. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. On July 26, 1999, RIGCO filed a petition alleging more than $51 million in actual damages against Schlumberger Technology Corporation and Schlumberger Canada, Ltd.

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

NOTE 7 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

Cash paid, net of amounts capitalized


                               Nine Months Ended March 31,
                               ---------------------------
                                  2000              1999
                                      (in thousands)
     Interest                    $   --        $    3,232
     Taxes                       $   --        $       --


Supplemental Disclosures of Noncash Investing and Financing Activities


                                                      Nine Months Ended March 31,
                                                      ---------------------------
                                                         2000              1999
                                                             (in thousands)
Debt issued to refinance accounts payable
  to affiliates                                        $       --     $    5,153
Senior Preferred Stock redeemed under
  the Redemption Agreement                             $       --     $    7,500
Debt issued to finance Rights Offering                 $       --     $    6,923

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

For the three and nine months ended March 31, 2000, operations for the drilling segment are included in the financial statements on the equity method of accounting (see Note 3). For the three months ended March 31, 1999, the drilling segment revenues totaled $6.1 million and the drilling segment profit totaled $0.1 million. For the nine months ended March 31, 1999, the drilling segment revenues totaled $28.3 million and the drilling segment profit totaled $7.7 million. The Canadian Investment Strategy segment had no revenues and all costs were capitalized for the three and nine months ended March 31, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1. "Consolidated Financial Statements" and is intended to assist in the understanding of the Company's financial condition and results of operations for the three and nine months ended March 31, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1999

The Laffit Pincay and Bill Shoemaker were both stacked without a drilling contract for the three months ended March 31, 2000 and therefore did not generate any revenue from drilling services for the period. Revenue from drilling services totaled $6.1 million for the three months ended March 31, 1999, all of which was generated by the Bill Shoemaker.

Operating expenses for the Rigs for the three months ended March 31, 2000 totaled $2.0 million and were attributable to direct operating expenses for the Rigs. Operating expenses for the Rigs for the three months ended March 31, 2000 were reflected in equity earnings. During this period, the Bill Shoemaker's operating expenses totaled $0.8 million and the Laffit Pincay's operating expenses totaled $1.2 million. Operating expenses for the Laffit Pincay and Bill Shoemaker during this period included the costs necessary to maintain the rigs in a warm-stacked mode. Operating expenses for the three months ended March 31, 1999 totaled $4.5 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $2.4 million and the Laffit Pincay's operating expenses totaled $2.1 million. Operating expense for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode. The reduction in operating expense for both rigs from $4.5 million for the three month period ending March 31, 1999 to $2.0 million for the three month period ending March 31, 2000 was due to reduced crew requirements and the elimination of management fees payable to Sedco Forex as a result of the termination of the Sedco Forex management agreements.

Depreciation expense for the Rigs totaled $14.7 million for the three months ended March 31, 2000 and is reflected in equity earnings. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $1.0 million and $13.7 million, respectively. Depreciation expense for the Laffit Pincay includes an impairment provision of $13.3 million related to the sale of the rig. Depreciation expense totaled $1.5 million for the three months ended March 31, 1999. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $1.0 million and $0.5 million, respectively.

General and administrative expense totaled $163,000 for the three months ended March 31, 2000 and includes staff and overhead costs for the Atlantic Canada business. In addition, general and administrative expense relating to the Rigs totaled $0.8 million and is reflected in equity earnings. General and administrative expense totaled

$1.9 million for the three months ended March 31, 1999. General and administrative expense for the three months ended March 31, 1999 included staff and overhead costs for the operation of the marine services and Atlantic Canada businesses.

Operating loss for the three months ended March 31, 2000 totaled $20.0 million as compared to operating loss of $1.8 million for the three months ended March 31, 1999. The change was due to the items discussed above.

Interest income and other for the three months ended March 31, 2000 and 1999 totaled $0.1 million and $0.8 million, respectively, and primarily included interest income from available cash.

Interest expense and other financing costs to affiliates for the three months ended March 31, 2000 and 1999 totaled $1.6 million and $4.7 million, respectively, and related to borrowings from Tatham Brothers. Interest expense incurred by RIGCO under the Credit Facility for the three months ended March 31, 2000 totaled $2.3 million and is included in equity earnings. Interest expense incurred by RIGCO under the Credit Facility for the three months ended March 31, 1999 totaled $1.7 million.

Tatham Offshore eliminated all of its Senior Preferred Stock and the associated preferred stock dividends in arrears as a result of certain Merger related agreements and repurchased and cancelled 653,365 shares of its Series A Preferred Stock in connection with the Rights Offering. Tatham Offshore's remaining preferred stock dividends totaled $0.8 million for the three months ended March 31, 2000 as compared with $0.8 million for the three months ended March 31, 1999. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the three months ended March 31, 2000 was $22.2 million, or $0.85 per share, as compared with a net loss allocable to common shareholders for the three months ended March 31, 1999 of $6.5 million, or $0.25 per share.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1999

Revenue from drilling services totaled $13.3 million for the nine months ended March 31, 2000 and is reflected in equity earnings. All of the revenue for the nine months ended March 31, 2000 was generated by the Bill Shoemaker. During this period the Bill Shoemaker was under contract for the period from July 1, 1999 through November 15, 1999. Revenue from drilling services totaled $28.4 million for the nine months ended March 31, 1999. The Bill Shoemaker generated a total of $26.3 million in revenue and the Laffit Pincay generated a total of $2.1 million in revenue. The reduction in revenue from $28.4 million for the nine months ended March 31, 1999 to $13.3 million for the nine months ended March 31, 2000 was due to a lower average day rate in effect during 1999 as well as the lower utilization rate. The Laffit Pincay did not have a drilling contract during the nine months ended March 31, 2000 and had only one short term drilling contract during the nine months ended March 31, 1999.

Operating expenses for the Rigs for the nine months ended March 31, 2000 totaled $10.2 million and were attributable to the management fee and direct operating expenses for the Rigs. Operating expenses for the Rigs for the nine months ended March 31, 2000 were reflected in equity earnings. During this period, the Bill Shoemaker's operating expenses totaled $7.5 million and the Laffit Pincay's operating expenses totaled $2.7 million. Operating expenses for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode. Operating expenses for the nine months ended March 31, 1999 totaled $16.5 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $8.4 million and the Laffit Pincay's operating expenses totaled $8.1 million. Operating expense for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode. The reduction in operating expense for the Laffit Pincay from $8.1 million for the nine month period ending March 31, 1999 to $2.7 million for the nine month period ending March 31, 2000 was due to reduced crew requirements and the elimination of management fees payable to Sedco Forex as a result of the termination of the Sedco Forex management agreement on March 23, 1999.

Depreciation expense for the Rigs totaled $17.6 million for the nine months ended March 31, 2000 and is reflected in equity earnings. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $2.9 million and $14.7 million, respectively. Depreciation expense for the Laffit Pincay includes an impairment provision of $13.3 million related to the sale of the rig. Depreciation expense totaled $4.2 million for the nine months ended March 31, 1999. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $2.7 million and $1.5 million, respectively.

General and administrative expense totaled $657,000 for the nine months ended March 31, 2000. In addition, general and administrative expense relating to the Rigs totaled $2.8 million and is reflected in equity earnings. General and administrative expense totaled $5.0 million for the nine months ended March 31, 1999. General and administrative expense includes staff and overhead costs allocated to the Company under a management agreement with DeepTech of $0.2 million for the nine months ended March 31, 1999. In connection with the Merger, the management agreement between the Company and DeepTech was terminated on August 14, 1998. General and administrative expense for the nine months ended March 31, 1999 included staff and overhead costs for the operation of the marine services and Atlantic Canada businesses. General and administrative costs attributable to discontinued operations totaled $0.3 million for the nine months ended March 31, 1999.

Operating loss for the nine months ended March 31, 2000 totaled $24.7 million as compared to operating income of $2.5 million for the nine months ended March 31, 1999. The change was due to the items discussed above.

Interest income and other for the nine months ended March 31, 2000 and 1999 totaled $183,000 and $0.9 million, respectively, and included interest income from available cash and other income in 1999 of $618,000 related to a settlement with El Paso under certain merger related agreements.

Interest expense and other financing costs to affiliates for the nine months ended March 31, 2000 and 1999 totaled $4.4 million and $10.3 million, respectively, and related to borrowings from Tatham Brothers. The Rig Subsidiaries also incurred interest expense to affiliated entities of $1.4 million for the nine months ended March 31, 2000 which is included in equity earnings. Interest expense incurred by RIGCO under the Credit Facility for the nine months ended March 31, 2000 totaled $6.5 million and is included in equity earnings. Interest expense incurred by RIGCO under the Credit Facility for the nine months ended March 31, 1999 totaled $5.7 million.

On or before August 14, 1998, the Company transferred all of its oil and gas properties in the Gulf to DeepTech and Leviathan in connection with the Merger. For the nine months ended March 31, 2000, the Company reported earnings from discontinued operations of $336,000 due to the reversal of oil and gas expense accruals. The Company reported a net loss from discontinued operations of $0.2 million for the nine months ended March 31, 1999. During the period from July 1, 1998 through August 14, 1998, the Company sold 479 million cubic feet of natural gas and 1,200 barrels of oil at average prices of $1.86 per thousand cubic feet of natural gas and $7.13 per barrel of oil, respectively.

Tatham Offshore eliminated all of its Senior Preferred Stock and the associated preferred stock dividends in arrears as a result of certain Merger related agreements and repurchased and cancelled 653,365 shares of its Series A Preferred Stock in connection with the Rights Offering. Tatham Offshore's remaining preferred stock dividends totaled $2.3 million for the nine months ended March 31, 2000 as compared with $2.3 million for the nine months ended March 31, 1999. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the nine months ended March 31, 2000 was $30.9 million, or $1.18 per share, as compared with a net loss allocable to common shareholders for the nine months ended March 31, 1999 of $9.4 million, or $0.35 per share.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash.. The Company expects to be dependent upon cash on hand and loans under a revolving draw facility with Tatham Investment Corp. to pay its operating expenses and satisfy its other obligations. The use of cash held by or generated from operations of the Rig Subsidiaries is subject to approval of the Bankruptcy Court. As described below, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements to allow the Company to implement its business strategy in Atlantic Canada.

On August 9, 1999, RIGCO, FPS VI, FPS III and FPS V (the "Rig Subsidiaries") filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing"). At the time of the Bankruptcy Filing, RIGCO owned a 100% interest in the Bill Shoemaker and a 25% undivided interest in the Laffit Pincay and FPS VI owned a 75% undivided interest in the Laffit Pincay. FPS III and FPS V are the owners of RIGCO and FPS VI with FPS III owning a 50% interest in RIGCO and FPS V owning a 50% interest in RIGCO and a 100% interest in FPS VI. The proceedings of the Rig Subsidiaries are administered jointly. As a result of the Bankruptcy Filing, the Rigs are being managed by the Company's subsidiaries as debtors-in-possession. The syndicate of lenders under the Credit Facility have a secured interest in substantially all of the assets of RIGCO and FPS VI. Any cash received by RIGCO and FPS VI is considered collateral for the secured lenders (the "Cash Collateral") under the Credit Facility. RIGCO and FPS VI as debtors-in-possession were granted temporary permission by the Bankruptcy Court for limited use of the Cash Collateral to pay operating and maintenance costs for the Rigs and to pay certain limited general and administrative costs of Tatham Offshore. As of April 15, 2000, other than an agreement with the lenders which allowed RIGCO to use cash collateral to fund RIGCO's payroll, the Rig Subsidiaries are not presently authorized to use cash collateral.

As of May 15, 2000, RIGCO's cash reserves are substantially depleted and RIGCO will require additional cash to continue to pay all obligations, including payroll, operating and maintenance expenses, interest obligations, legal expenses, lease obligations and general and administrative expenses to Tatham Offshore. RIGCO and the secured lenders are currently negotiating a possible short-term loan (the "Proposed DIP Loan") which, if funded, would provide RIGCO with cash to fund its operations through June 30, 2000. It is contemplated that the Proposed DIP Loan would require, among other things, RIGCO to have a binding contract for the sale of the Bill Shoemaker by May 31, 2000 with a minimum bid of $37.5 million. Due to the nature of the potential sale of the Bill Shoemaker, there can be no guarantee as to (i) whether or not a minimum bid will be received or (ii) whether a successful bid will recover RIGCO's investment in the Bill Shoemaker. Failure to secure a sales contract by such date would result in an event of default under the Proposed DIP Loan and terminate the secured lenders' obligation to provide further funding. The Proposed DIP Loan and the sale of the Bill Shoemaker are subject to the approval of the Bankruptcy Court. See "--Liquidity Outlook."

On May 1, 2000, RIGCO and FPS VI sold all of their interest in the Laffit Pincay to a third party for $28.5 million in cash. Expenses associated with the sale totaled $0.3 million and $175,000 of the net proceeds is being held by RIGCO, in a separate debtor-in-possession bank account, pending the resolution of a maritime lien claim by one of RIGCO's pre-petition creditors. The balance of the proceeds from the sale of the Laffit Pincay, $28.0 million, was paid to RIGCO's secured lenders in partial payment of their secured claim under the Credit Facility.

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

On July 1, 1999, RIGCO entered into a committed draw facility with Tatham Investment Corp., which is 100% owned by Mr. Thomas P. Tatham. Tatham Investment Corp. agreed to loan up to $750,000 to RIGCO for working capital purposes. Loans under this agreement bear interest at the prime rate plus 3% (on March 31, 2000, the interest rate under this facility was 12.0%) and were due on September 30, 1999. As of the date of the Bankruptcy Filing, Tatham Investment Corp. had an unsecured claim of $338,303 under this agreement.

Effective July 1, 1999, Tatham Offshore entered into a revolving draw facility with Tatham Investment Corp. The revolving draw facility provides for loans, at the lender's sole discretion, by Tatham Investment Corp. to Tatham Offshore in amounts up to $5.0 million. The revolving draw facility bears interest at the rate of 15% per annum and is payable upon demand by the lender. Through March 31, 2000, the Company has borrowed $4.2 million under this facility. The Company has pledged all of its equity ownership in certain wholly-owned subsidiaries of the Company as well as a certain promissory note issued by Tatham Offshore Canada, Limited.

In December 1999, North Atlantic Pipeline Partners, L.P. borrowed $4.0 million from an unrelated party. The $4.0 million loan is evidenced by a demand note bearing interest at the rate of 15% per annum.

Uses of Cash. The Company expects that its primary uses of cash will consist of
(i) amounts necessary to staff and maintain the Bill Shoemaker while it is not under contract, and (ii) amounts necessary to pay general and administrative and other operational expenses. The use of cash held by the Rig Subsidiaries requires approval by the Bankruptcy Court. As a result of an agreement with the secured lenders, the Rig Subsidiaries had interim use of such cash through April 14, 2000 and limited use for payroll through May 15, 2000. See "--Liquidity Outlook".

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

North Atlantic Pipeline Partners is the sponsor of a proposal to construct a natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. As of March 31, 2000, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic Pipeline Partners, has incurred $14.5 million in developmental costs in connection with such project and related infrastructure projects. The Company anticipates that the ultimate capital costs of the pipeline and related projects, if approved, could be in excess of several billion dollars. The Company plans to obtain debt and equity financing and/or secure joint venture partners to satisfy the capital requirements for the Atlantic Canada projects, as required.

Liquidity Outlook. The Company intends to fund its immediate cash requirements with cash on hand and loans under the revolving draw facility with Tatham Investment Corp. At March 31, 2000, Tatham Offshore had $2.0 million of cash and cash equivalents. In addition, RIGCO had $0.6 million of cash and cash equivalents at March 31, 2000. The use of cash held by or generated from operations of the Rig Subsidiaries is subject to approval of the Bankruptcy Court. However, to meet its debt obligations and future capital needs with respect to Atlantic Canada, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements including the sale of the Bill Shoemaker.

     Drilling Operations

On September 30, 1996, RIGCO entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Bill Shoemaker, to fund significant upgrades to the Bill Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the Bill Shoemaker. The Credit Facility (i) originally matured on September 30, 1998, (ii) provides for interest at the prime rate plus 3% per annum (9.0% at March 31, 2000), payable quarterly, and (iii) is secured by the two semisubmersible drilling rigs and all of the related assets. On September 25, 1998, the parties to the Credit Facility amended the agreement to (i) extend the maturity date from September 30, 1998 to March 31, 1999, (ii) waive all principal payments until the maturity date, and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to March 31, 1999. RIGCO paid a total of 0.5% of the outstanding principal balance to the lenders in connection with the amendment.

On March 31, 1999, the parties to the Credit Facility amended the agreement to
(i) extend the maturity to April 30, 1999, (ii) waive all principal and interest payments until the maturity date and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to April 30, 1999. RIGCO paid a total of $100,000 to the lenders in connection with the amendment and agreed to increase the interest rate on the outstanding principal to the default rate under the Credit Facility (the prime rate plus 5% per annum, which equaled 14% at March 31,

2000) for the period of the extension. RIGCO did not make the principal payment or interest payment due on April 30, 1999, is presently in default under the terms of the Credit Facility, and has filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. As of the date of the Bankruptcy Filing, amounts outstanding under the Credit Facility totaled $58.1 million in principal and $4.1 million in accrued interest. See "-- Subsidiary Bankruptcy Court Proceedings".

Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. RIGCO was notified by Sedco Forex that as of November 18, 1998, Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. RIGCO has been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998, but has not been paid for any period since that time. RIGCO is seeking to recover its damages resulting from this early termination, along with damages unrelated to the Shell contract, in the suit against Schlumberger Technology Corporation and Schlumberger Canada, Ltd. (collectively "Schlumberger") discussed hereafter.

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

On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. As RIGCO currently does not have a replacement drilling agreement for the Bill Shoemaker, RIGCO will be dependent on cash reserves generated from the Husky Oil Operations Limited agreement, or funds from new financing arrangements, to fund its ongoing cash requirements.

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

     Subsidiary Bankruptcy Court Proceedings

On or about February 9, 2000, RIGCO, FPS III, FPS IV and FPS V, as debtors-in-possession, and the secured lenders under the Credit Facility filed a Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection with the Bankruptcy Court (the "February 2000 Stipulation"). The February 2000 Stipulation provides that (i) the debtors-in-possession will accept an offer to purchase the Laffit Pincay at the best commercial offer above a stated minimum, (ii) within five business days of the acceptance of the offer, debtors-in-possession will file with the Bankruptcy Court a motion seeking approval of reasonable and customary proposed bankruptcy sale procedures including the establishment of an overbid period and approval of topping fees,
(iii) within five business days of the acceptance of the offer, debtors-in-possession shall retain a certain broker to market the Laffit Pincay,
(iv) the debtors-in-possession will enter into a definitive Purchase Agreement which is acceptable to the secured lenders for the sale of the Laffit Pincay within 21 days after the acceptance of the offer and shall file a motion seeking approval of the proposed sale pursuant to the terms of the Purchase Agreement with the Bankruptcy Court, (v) the debtors-in-possession will use their best efforts to obtain a hearing on the proposed sales procedures on February 17, 2000, a hearing on the proposed sale on March 20, 2000 and the closing of the sale of the Laffit

Pincay on or before March 31, 2000, (vi) the terms of the Purchase Agreement or any subsequent purchase agreement approved by the Bankruptcy Court shall provide that the sale of the Laffit Pincay will close on or before March 31, 2000, assuming all conditions precedent to the closing have been satisfied, (vii) upon the sale of the Laffit Pincay, the secured lenders would receive all of the net proceeds from the sale after deduction of customary and reasonable expenses, costs and fees associated with the sale, (viii) on or before March 31, 2000, the debtors-in-possession will accept an offer to purchase the Bill Shoemaker for an amount exceeding all remaining amounts owing to the secured lenders and that the sale of the Bill Shoemaker will close no later than June 30, 2000, (ix) if the debtors-in-possession fulfill the conditions for the sale of the Bill Shoemaker as set forth in (viii) above, some or all of the secured lenders will make a post-petition loan to RIGCO up to $1.6 million (the "DIP Loan"), (x) proceeds from the sale of the Bill Shoemaker will be used to first pay off the obligations under the DIP Loan and second to pay off all secured obligations owed to the secured lenders under the Credit Facility, (xi) upon approval of the Bankruptcy Court of the February 2000 Stipulation, the debtors-in-possession will pay the secured lenders $2.0 million in partial payment of the secured lenders' claim and (xii) debtors-in-possession will be allowed continued use of the cash collateral through March 31, 2000 in accordance with an agreed budget.

In February 2000, RIGCO made a $2.0 million payment to the secured lenders as provided in the February 9, 2000 stipulation. The secured lenders allowed continued use of the cash collateral through April 14, 2000 and limited use of cash collateral for payroll through May 15, 2000. On May 1, 2000, the Laffit Pincay was sold to a third party for $28.5 million in cash. To date, RIGCO has not secured a sales contract for the Bill Shoemaker.

On or about December 11, 1999, the secured lenders filed with the Bankruptcy Court (i) a motion to convert the Chapter 11 cases of the debtors-in-possession to Chapter 7, or alternatively to dismiss the Chapter 11 cases ("Motion to Convert") and (ii) a motion to modify the automatic stay. The hearing on the Motion to Convert is scheduled for May 19, 2000. If RIGCO and the secured lenders enter into the Proposed DIP Loan prior to the May 19, 2000 hearing on the Motion to Convert, it is anticipated that the secured lenders will request that the hearing be reset for a later date. If the Chapter 11 cases are converted to Chapter 7, a trustee would be appointed to liquidate the assets of the debtors, pay administrative expenses incurred in administering the Chapter 7 and Chapter 11 cases and distribute the proceeds to secured lenders, unsecured creditors and equity holders.

     Atlantic Canada

The Company has refocused its business from the development, exploration and production of oil and gas in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada with initial emphasis on the offshore contract drilling business. The Company believes that the Atlantic Canada region offers significant investment opportunities and the Company plans to diversify its business to include the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments including upstream exploration and production activities and the acquisition of oil and gas concessions or license interests. The Company has incurred approximately $14.5 million in costs associated with its Atlantic Canada strategy.

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

     Other

In connection with the Merger, the Company entered into a $22.9 million short-term financing arrangement with Tatham Brothers (as amended, the "Short-Term Facility") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the redemption agreement with Leviathan, (ii) pay $1.4 million to DeepTech in connection with the management agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering,
(iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short-Term Facility. Tatham Brothers is an affiliate of Thomas P. Tatham and the parent company of TB Securities. The Short-Term Facility accrued interest at the rate of 12% per annum and was due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million of accrued interest into a new short-term loan which bears interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short-Term Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO and FPS V, both subsidiaries of the Company, which had an outstanding balance of approximately $80.8 million at March 31, 2000. On March 31, 1999, the Company and Tatham Brothers extended the Short-Term Facility until April 30, 1999. Pursuant to the terms of the Short-Term Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amount; as a result, an Event of Default has occurred and is continuing under the Short-Term Facility.

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

YEAR 2000. The year 2000 issue is the result of computer programs that were written using two digits rather than four to define the year. The Company believes that substantially all of its information technology software and equipment are year 2000 compliant and that this problem will have no affect on the Company's internal operations. The costs relating to the assessment of the year 2000 issue have, to date, been de minimus. Although the Company intends to interact only with those third parties that have year 2000 compliant computer systems, it is impossible for the Company to monitor all such systems. The Company had discussions with the operator of the Bill Shoemaker and has performed external IT and Non-IT system reviews. Based on discussions and reviews, the Company believes that there will be no disruption in the operation of either of its drilling rigs as a result of the year 2000 issue. In the event the Company experiences year 2000 compliance problems, adverse consequences could include the interruption of drilling services aboard the Rigs, delays in shipments of materials and supplies required to operate the Rigs, delays in transferring personnel to and from the Rigs, and delays in receiving funds from customers or in making payments to suppliers. There can be no assurances that such systems will not have a material adverse impact on the Company's business and operations. Since the Laffit Pincay and the Bill Shoemaker were warm-stacked at December 31, 1999, management did not deem it necessary to develop a contingency plan for worst case year 2000 business interruptions. To date, the Company has not experienced any adverse impact to its business or operations as a result of year 2000 issues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to some market risk due to the floating interest rate under the RIGCO Credit Facility. Under the RIGCO Credit Facility, the remaining principal was due on April 30, 1999 along with the final interest payment. On March 31, 2000, the Credit Facility had principal balance of $58,148,000 and an interest rate based on the prime rate plus 3% (12.0% at March 31, 2000) and a default interest rate based on the prime rate plus 5% (14.0% at March 31, 2000). A 1 1/2% increase in interest rates could result in a $900,000 annual increase in interest expense on the existing principal balance.

On June 30, 1999, RIGCO entered into a committed draw facility with Tatham Investment Corp., which is 100% owned by Mr. Thomas P. Tatham. Tatham Investment Corp. agreed to loan up to $750,000 to RIGCO for working capital purposes. Any loans bear interest at the prime rate plus 3% (on March 31, 2000, the interest rate was 12.0%) and were due on September 30, 1999.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        RIGCO North America, L.L.C. v. Schlumberger Technology Corporation, et al., Cause No. 99-38082. On July 26, 1999, RIGCO sued Schlumberger Technology Corporation ("STC") and Schlumberger, Canada Ltd. ("SCL") seeking over $51 million in damages in connection with the defendants' charters of the FPS Laffit Pincay and the FPS Bill Shoemaker. RIGCO's suit alleges causes of action for gross negligence, breach of contract, negligence, fraud, and negligent misrepresentation arising from Defendants' management, operation and marketing of both rigs as well as STC's agreement to renovate the Bill Shoemaker. In early 2000, Defendants notified RIGCO that some or all of the assets subject to this suit were transferred due to merger to two new corporations, Sedco Forex Corporation ("SFC") and Sedco Forex Canada Limited ("SFCL"). RIGCO in a motion unopposed by STC and SCL has sought leave to join SFC and SFCL as defendants in the pending action. The motion is still being considered by the Court. The suit is proceeding in state district court in Harris County, Texas, with trial currently scheduled for September 2000.

        In re RIGCO North America, L.L.C., et al.; In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division; Case Nos. 99-22401-C-11 through 99-22404-C-11 (Jointly Administered Under Case No. 99-22401-C-11). On August 9, 1999, RIGCO North America, L.L.C., FPS VI, L.L.C., FPS III, Inc., and FPS V, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code. The Debtors are operating their businesses and managing their property as debtors-in-possession. As a result of an agreement between the Debtors and the secured creditors, the debtors had interim use of cash collateral through April 14 2000 and limited use of cash collateral for payroll through May 15, 2000.

        RIGCO North America, L.L.C. v. Schlumberger Technology Corporation and Schlumberger Canada Ltd.; In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division; Adversary No. 99-2154-C. On September 3, 1999, RIGCO North America, L.L.C. filed a complaint against STC and SCL to avoid a preferential transfer or transfers pursuant to 11 U.S.C. Section 547 and to recover the property transferred or its value pursuant to 11 U.S.C. Section 550. The Defendants have answered the complaint. On September 21, 1999, the Court entered a Comprehensive Discovery, Mediation and Scheduling Order requiring, among other things, non-binding mediation. The Court-ordered mediation was unsuccessful, and the parties are in the process of conducting discovery. As with the action proceeding in state court against STC and SCL, RIGCO received notice that SFC and SFCL were the transferees of some or all of the assets subject to the preference action. RIGCO sought leave to join SFC and SFCL in the preference action. The Bankruptcy Court signed an order permitting such joinder. In April 2000, both SFC and SFCL were served with summons in this action. Their answers are due in late May 2000.

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        27.1    Financial Data Schedule

        99.1 Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection (filed as Exhibit 99.1 to Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, and incorporated herein by reference).

        99.2 Supplement to Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection.

        99.3 Second Supplement to Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection.

        27.2 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TATHAM OFFSHORE, INC.


   Date: May 15, 2000             By: /s/ DENNIS A. KUNETKA
                                      -----------------------------------------
                                      Dennis A. Kunetka
                                      Chief Financial Officer and Secretary
                                      (Signing on behalf of the Registrant and
                                      as Principal Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.         DESCRIPTION
-----------         -----------
   27.1             Financial Data Schedule

   99.l             Stipulation and Order Authorizing Continued Use of Cash
                    Collateral and Adequate Protection (filed as Exhibit 99.1 to Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, and incorporated herein by reference).

   99.2             Supplement to Stipulation and Order Authorizing Continued
                    Use of Cash Collateral and Adequate Protection.

   99.3             Second Supplement to Stipulation and Order Authorizing
                    Continued Use of Cash Collateral and Adequate Protection.