Form 10-Q/A
period 2000-03-31
TATHAM OFFSHORE INC
filed 2000-08-07
CIK 913358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A



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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                                  INTRODUCTION


This Form 10-Q/A is being filed to reflect the reduction in carrying value of the FPS Bill Shoemaker (the "Bill Shoemaker"). On May 31, 2000, RIGCO North America, L.L.C. ("RIGCO"), the owner of the Bill Shoemaker, received an offer to purchase the Bill Shoemaker from Fred Olson ASA for $43.6 million. The offer was accepted by RIGCO and subsequently approved by the Bankruptcy Court on June 5, 2000. The sale closed on June 28, 2000. Loss from Discontinued Operations reflects an additional $45.6 million reserve for depreciation to adjust the carrying value of the Bill Shoemaker to the amount received upon its sale. This results in an increase in the net loss per common share of $1.75 for the three months ended March 31, 2000. The Company also has restated its Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect these changes.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                PAGE
                                                                                                ----
PART I.   FINANCIAL INFORMATION...................................................................4

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of March 31, 2000 (restated) (unaudited)
         and June 30, 1999........................................................................4
     Unaudited Consolidated Statement of Operations for the Three and Nine Months
        Ended March 31, 2000 (restated) and 1999, respectively....................................5
     Unaudited Consolidated Statement of Cash Flows for the Nine Months
        Ended March 31, 2000 (restated) and 1999..................................................6
     Consolidated Statement of Stockholders' Equity for the
        Nine Months Ended March 31, 2000 (restated) (unaudited)...................................7
     Notes to Consolidated Financial Statements...................................................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
   ABOUT MARKET RISKS............................................................................24


PART II.   OTHER INFORMATION.....................................................................25

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES ......................................................................................27

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                    March 31,
                                                                      2000
                                                                   (restated)      June 30,
                     ASSETS                                       (unaudited)        1999
                                                                  -----------     ---------
Current assets:
    Cash and cash equivalents                                      $   1,954      $     486
    Accounts receivable                                                   10         16,076
    Notes receivable                                                   2,076             --
    Prepaid expenses                                                      31            168
                                                                   ---------      ---------
       Total current assets                                            4,071         16,730
                                                                   ---------      ---------

Property and equipment                                                 2,374        146,487
     Less - accumulated depreciation                                     114         12,204
                                                                   ---------      ---------
       Property and equipment, net                                     2,260        134,283
                                                                   ---------      ---------

Restricted cash                                                          170            170
Deferred costs                                                        14,472         12,591
Equity investments (Note 3)                                            7,185             --
                                                                   ---------      ---------
       Total assets                                                $  28,158      $ 163,774
                                                                   =========      =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                       $     920      $  10,102
    Accounts payable to affiliates                                     6,344          8,082
    Demand note                                                        4,203             --
    Long-term debt currently payable                                      --         58,148
    Long-term debt to affiliate currently payable                     29,909         26,519
                                                                   ---------      ---------
       Total current liabilities                                      41,376        102,851
                                                                   ---------      ---------

Commitments and contingencies (Note 6)

Stockholders' equity (Note 4):
    Preferred stock, $0.01 par value, 110,000,000 shares
       authorized as of March 31, 2000 and June 30, 1999,
       17,558,828 and 17,579,717 shares issued and outstanding
       at March 31, 2000 and June 30, 1999, respectively                 176            176
    Common stock, $0.01 par value, 250,000,000 shares
       authorized as of March 31, 2000 and June 30, 1999,
       26,078,548 and 26,074,321 shares issued and outstanding
       as of March 31, 2000 and June 30, 1999, respectively              261            261
    Additional paid-in capital                                       186,217        186,217
    Accumulated deficit                                             (199,872)      (125,731)
                                                                   ---------      ---------
                                                                     (13,218)        60,923
                                                                   ---------      ---------
       Total liabilities and stockholders' equity                  $  28,158      $ 163,774
                                                                   =========      =========


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                 Three Months                 Nine Months
                                                                Ended March 31,             Ended March 31,
                                                            ----------------------      ----------------------
                                                              2000          1999          2000          1999
                                                           (restated)                  (restated)
Revenue                                                     $     --      $     --      $     --      $     --
                                                            --------      --------      --------      --------
                                                                  --            --            --            --
                                                            --------      --------      --------      --------

Costs and expenses:
    Depreciation                                                  21            21            64            64
    Management fee                                                --            --            --           155
    General and administrative expenses                          163           627           657         3,037
                                                            --------      --------      --------      --------
                                                                 184           648           721         3,256
                                                            --------      --------      --------      --------

Operating income (loss)                                         (184)         (648)         (721)       (3,256)

Interest and other income                                        132           844           183           893
Interest expense and other financing costs                      (203)       (1,693)         (203)       (5,754)
Interest expense and other financing costs - affiliates       (1,366)       (3,059)       (4,176)       (4,571)
                                                            --------      --------      --------      --------

Net loss from continuing operations                           (1,621)       (4,556)       (4,917)      (12,688)

Discontinued operations (Note 1)
    Gain (loss) from oil and gas operations                       --            --           336          (221)
    Gain (loss) from drilling operations                     (65,396)       (1,186)      (69,560)        5,802
                                                            --------      --------      --------      --------
       Total discontinued operations                         (65,396)       (1,186)      (69,224)        5,581
                                                            --------      --------      --------      --------

Net loss                                                     (67,017)       (5,742)      (74,141)       (7,107)

Preferred stock dividends                                       (776)         (763)       (2,329)       (2,291)
                                                            --------      --------      --------      --------

Net loss allocable to common shareholders                   $(67,793)     $ (6,505)     $(76,470)     $ (9,398)
                                                            ========      ========      ========      ========

Weighted average number of shares                             26,075        26,074        26,075        26,748
                                                            ========      ========      ========      ========

Basic and diluted loss per common share
   from continuing operations (Note 5)                      $  (0.09)     $  (0.20)     $  (0.28)     $  (0.56)
                                                            ========      ========      ========      ========

Basic and diluted gain (loss) per common share
   from discontinued operations (Note 5)                    $  (2.51)     $  (0.05)     $  (2.65)     $   0.21
                                                            ========      ========      ========      ========

Basic and diluted loss per common share                     $  (2.60)     $  (0.25)     $  (2.93)     $  (0.35)
                                                            ========      ========      ========      ========


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                              Nine Months
                                                                                            Ended March 31,
                                                                                        ----------------------
                                                                                          2000          1999
                                                                                       (restated)
Cash flows from operating activities:
     Net loss                                                                           $(74,141)     $ (7,107)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Depreciation, depletion and amortization                                           64         4,491
           Amortization of debt issue costs                                                   --         3,079
           Noncash interest expense                                                        4,379         2,471
           Loss from equity investment                                                    69,560            --
           Changes in operating working capital (net of effect of deconsolidating):
             (Increase) decrease in accounts receivable                                       32        (6,500)
             (Increase) decrease in receivable from affiliates                              (857)          488
             Increase in notes receivable                                                 (2,076)           --
             Increase in prepaid expenses                                                    (19)          (34)
             Increase (decrease) in accounts payable and accrued liabilities                (774)        3,806
              Decrease in accounts payable to affiliates                                    (185)       (2,807)
                                                                                        --------      --------
                    Net cash used in operating activities                                 (4,017)       (2,113)
                                                                                        --------      --------

Cash flows from investing activities:
     Additions to property and equipment                                                    (355)      (10,374)
     Deferred costs                                                                       (1,882)         (860)
     Reduction in cash from deconsolidating rig subsidiaries                                (382)           --
     Conveyance of oil and gas properties                                                     --        (1,605)
                                                                                        --------      --------
                    Net cash used in investing activities                                 (2,619)      (12,839)
                                                                                        --------      --------

Cash flows from financing activities:
     Repayment of notes payable                                                               --        (1,008)
     Repayment of notes payable to affiliate                                                  --        (2,250)
     Proceeds from demand note                                                             4,000            --
     Proceeds from notes payable to affiliate                                              4,104        20,640
     Increase in restricted cash                                                              --          (170)
     Debt issue costs                                                                         --        (2,501)
                                                                                        --------      --------
                    Net cash provided by financing activities                              8,104        14,711
                                                                                        --------      --------

Net increase (decrease) in cash and cash equivalents                                       1,468          (241)
Cash and cash equivalents at beginning of year                                               486         2,689
                                                                                        --------      --------
Cash and cash equivalents at end of period                                              $  1,954      $  2,448
                                                                                        ========      ========


Supplemental disclosures to the Statement of Cash Flows - see Note 7.


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                   Preferred Stock          Common Stock
                                                ---------------------   --------------------  Additional
                                                Number of               Number of              paid-in    Accumulated
                                                  Shares    Par value    Shares    Par value    capital     deficit      Total
                                                ---------   ---------   ---------  ---------  ----------  -----------  ---------
Balance, June 30, 1999                             17,580   $     176      26,074  $     261   $ 186,217   $(125,731)  $  60,923

Conversion of Series A Preferred Stock
  into common stock                                    (1)         --           1         --          --          --         --


Conversion of Series B Preferred Stock
  into common stock                                   (20)         --           4         --          --          --         --


Net loss for the nine months ended
  March 31, 2000 (restated) (unaudited)                --          --          --         --          --     (74,141)    (74,141)
                                                ---------   ---------   ---------  ---------   ---------   ---------   ---------

Balance, March 31, 2000 (restated) (unaudited)     17,559   $     176      26,079  $     261   $ 186,217   $(199,872)  $ (13,218)
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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

This Form 10-Q/A is being filed to reflect the reduction in carrying value of the FPS Bill Shoemaker (the "Bill Shoemaker"). On May 31, 2000, RIGCO North America, L.L.C. ("RIGCO"), the owner of the Bill Shoemaker, received an offer to purchase the Bill Shoemaker from Fred Olson ASA for $43.6 million. The offer was accepted by RIGCO and subsequently approved by the Bankruptcy Court on June 5, 2000. The sale closed on June 28, 2000. Loss from Discontinued Operations reflects an additional $45.6 million reserve for depreciation to adjust the carrying value of the Bill Shoemaker to the amount received upon its sale. This results in an increase in the net loss per common share of $1.75 for the three months ended March 31, 2000.

Tatham Offshore, Inc. ("Tatham Offshore" or the "Company"), a Delaware corporation, is currently pursuing, through its subsidiaries, energy related opportunities in Atlantic Canada, including substantial natural gas gathering and transmission facilities and related energy infrastructure (see "Bankruptcy Filing by Subsidiaries" and "Discontinued Operations" below). Historically, Tatham Offshore was engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf"). Prior to August 14, 1998, Tatham Offshore was an approximately 94%-owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company. In connection with the merger of DeepTech with a subsidiary of El Paso Energy Corporation ("El Paso Energy") and related transactions completed on or before August 14, 1998 (the "Merger"), (i) Tatham Offshore transferred its ownership of Tatham Offshore Development, Inc. ("Tatham Development"), a Delaware corporation and former wholly-owned subsidiary of Tatham Offshore which held interests in Ewing Bank Blocks 958, 959, 1002 and 1003, the Sunday Silence prospect, to DeepTech, (ii) Tatham Offshore conveyed its remaining oil and gas properties to Leviathan Gas Pipeline Partners, L.P. ("Leviathan"), (iii) DeepTech contributed all of the outstanding shares of capital stock of DeepFlex Production Services, Inc. ("DeepFlex") to Tatham Offshore and (iv) DeepTech divested itself of its equity ownership interest in Tatham Offshore pursuant to a spin-off transaction effected by a Rights Offering (the "Rights Offering"). DeepFlex, a Delaware corporation and wholly-owned subsidiary of Tatham Offshore, was formed in January 1995 and, through its subsidiaries, focused on the acquisition and deployment of semisubmersible drilling rigs for contract drilling. RIGCO and FPS VI, L.L.C. ("FPS VI"), wholly-owned subsidiaries of DeepFlex, owned interests in the FPS Laffit Pincay (the "Laffit Pincay") and the Bill Shoemaker (together with the Laffit Pincay, the "Rigs"), both second generation semisubmersible drilling rigs.

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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


Bankruptcy Filing by Subsidiaries

On August 9, 1999, RIGCO, FPS VI, FPS III, Inc. ("FPS III") and FPS V, Inc. ("FPS V") (collectively, the "Rig Subsidiaries"), wholly-owned subsidiaries of DeepFlex, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing"). At the time of the Bankruptcy Filing, RIGCO owned a 100% interest in the Bill Shoemaker and a 25% undivided interest in the Laffit Pincay and FPS VI owned a 75% undivided interest in the Laffit Pincay. FPS III and FPS V are the owners of RIGCO and FPS VI with FPS III owning a 50% interest in RIGCO and FPS V owning a 50% interest in RIGCO and a 100% interest in FPS VI. The bankruptcy proceedings of the Rig Subsidiaries are administered jointly. As a result of the Bankruptcy Filing, the Rigs were managed by the Company's rig related subsidiaries as debtors-in-possession. The syndicate of lenders under the Credit Facility had a secured interest in substantially all of the assets of RIGCO and FPS VI.

On May 1, 2000, RIGCO and FPS VI sold all of their interest in the Laffit Pincay to Odin Millennium Partnership Ltd. for $28.5 million in cash. Expenses associated with the sale totaled $0.3 million and $175,000 of the net proceeds is being held by RIGCO, in a separate debtor-in-possession bank account, pending the resolution of a maritime lien claim by one of RIGCO's pre-petition creditors. The balance of the proceeds from the sale of the Laffit Pincay, $28.0 million, was paid to RIGCO's secured lenders in partial payment of their secured claim under the Credit Facility. Loss from discontinued operations includes an impairment provision of $13.3 million related to the sale of this rig.

On June 28, 2000, RIGCO sold all of its interest in the Bill Shoemaker to Fred Olsen Energy ASA for $43.6 million in cash. Expenses associated with the sale totaled $0.4 million. By order of the Bankruptcy Court, RIGCO established separate debtor-in-possession bank accounts for (i) $2.0 million to secure payment to Tatham Offshore for their interest in four of the anchor chains located on the Bill Shoemaker, (ii) $0.6 million for administrative expenses incurred in the Bankruptcy proceedings and (iii) $0.4 million for uncontested claims of unaffiliated unsecured creditors. The secured lenders under the Credit Facility and the DIP Loan (See "Liquidity and Capital Resources") received a total of $36.6 million in final payment of all principal, interest and expenses associated with the Credit Facility and DIP Loan. Pursuant to a Bankruptcy Court Order, RIGCO paid $2.0 million to Tatham Offshore for Tatham Offshore's interest in the four anchor chains on June 29, 2000. Loss from discontinued operations includes an impairment provision of $45.6 million related to the sale of this rig.

As a result of the Bankruptcy Filing, financial statements presented after the date of the Bankruptcy Filing reflect the investment in and advances to and the results of operations of the Rig Subsidiaries on the equity method of accounting (see "Discontinued Operations" below and Note 3). Tatham Offshore's remaining 50% or more owned subsidiaries controlled by the Company are included in the accompanying consolidated financial statements.

Discontinued Operations

     Drilling Rig Operations

As of May 15, 2000, RIGCO was negotiating a short-term loan (the "DIP Loan") which would provide RIGCO with cash to fund its operations through June 30, 2000. Effective May 25, 2000, certain of the secured lenders and RIGCO entered into the DIP Loan agreement which, among other things, required RIGCO to have a binding contract for the sale of the Bill Shoemaker by May 31, 2000 with a minimum bid of $37.5 million. As a result, all operating assets of RIGCO will be liquidated, resulting in Tatham Offshore's Rig Subsidiaries being presented as discontinued operations.

Revenue from drilling services for the three months ended March 31, 1999 totaled $6.1 million. The Laffit Pincay and Bill Shoemaker were both stacked without a drilling contract for the three months ended March 31, 2000 and therefore did not generate any revenue from drilling services for this period. Operating expenses for the Rigs for the three months ended March 31, 2000 totaled $2.0 million compared to operating expenses for the three months ended March 31, 1999 of $4.5 million. Depreciation expense for the Rigs totaled $60.3 million for the three months ended March 31, 2000 and included an impairment provision of $13.3 million for the Laffit Pincay and $45.6 million for the Bill Shoemaker. Depreciation expense for the three months ended March 31, 1999 totaled $1.5 million. General and administrative expense relating to the rigs for the three months ended March 31, 2000 totaled $0.8 million as compared with $1.3 million for the three months ended March 31, 1999.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


Revenue from drilling services for the nine months ended March 31, 2000 totaled $13.3 million as compared to revenue from drilling services for the nine months ended March 31, 1999 of $28.4 million. Operating expenses for the Rigs for the nine months ended March 31, 2000 totaled $10.2 million compared to operating expenses for the three months ended March 31, 1999 of $16.5 million. Depreciation expense for the Rigs totaled $63.2 million for the nine months ended March 31, 2000 and included an impairment provision of $13.3 million for the Laffit Pincay and $45.6 million for the Bill Shoemaker. Depreciation expense for the nine months ended March 31, 1999 totaled $4.2 million. General and administrative expense relating to the rigs for the nine months ended March 31, 2000 totaled $2.8 million as compared to $1.9 million for the nine months ended March 31, 1999.

     Oil and Gas Operations

Discontinued operations in 1999 represent Tatham Offshore's oil and gas exploration and development business transferred to DeepTech and Leviathan as discussed above. These operations were accounted for using the successful efforts method of accounting. Net sales from discontinued oil and gas operations were $0.9 million for the period from July 1, 1998 through August 14, 1998. General and administrative expenses were allocated to discontinued operations based on the percentage of employees' time related to the discontinued operations and were $0.3 million for the period from July 1, 1998 through August 14, 1998. Interest expense for the period from July 1, 1998 through August 14, 1998 was allocated 100% to discontinued operations.

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

NOTE 3 - EQUITY INVESTMENTS:

On August 9, 1999, the Rig Subsidiaries, wholly-owned indirect subsidiaries of Tatham Offshore, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. As a result of the Bankruptcy Filing, the Rig Subsidiaries operated their businesses and managed their property as debtors-in-possession. Financial statements presented after the date of the Bankruptcy Filing reflect the investment in and advances to and the results of operations of the Rig Subsidiaries under the equity method of accounting. As discussed in Note 1, the Laffit Pincay was sold on May 1, 2000 and the Bill Shoemaker was sold on June 28, 2000. As such, the Company's equity in earnings of the Rig Subsidiaries is reflected as a discontinued operation on the Consolidated Statement of Operations. At March 31, 2000, the combined assets of the Rig Subsidiaries totaled $77.4 million. Excluding deferred income taxes, the Rig Subsidiaries had $151.1 million of total debt and other liabilities at March 31, 2000 including $62.3 million of secured debt under the Credit Facility. Substantially all of the remaining debt and other liabilities are owed to affiliates of the Rig Subsidiaries. The following is summarized combined income statement information for the subsidiaries included in the Bankruptcy Filing.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


                        COMBINED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                                          Three Months          Nine Months
                                                             Ended                 Ended
                                                         March 31, 2000        March 31, 2000
                                                         --------------        --------------
Revenue:
   Drilling services                                        $     --              $ 13,341
Costs and expenses:
   Drilling and other operating expenses                       2,039                10,176
   Depreciation and impairment                                60,318                63,226
   General and administrative expenses
      and management fee                                         842                 2,765
                                                            --------              --------
                                                              63,199                76,167
                                                            --------              --------

Operating loss                                               (63,199)              (62,826)
Interest and other income                                         91                   176
Interest expense and other financing costs                    (2,289)               (6,506)
Interest expense and other financing costs - affiliates           --                (1,445)
                                                            --------              --------

Net loss                                                    $(65,397)             $(70,601)
                                                            ========              ========


On May 1, 2000, RIGCO and FPS VI sold all of their interest in the Laffit Pincay to Odin Millennium Partnership Ltd. for $28.5 million in cash. On June 28, 2000, RIGCO sold all of its interest in the Bill Shoemaker to Fred Olsen Energy ASA for $43,560,000 in cash. (See Note 1 - "Bankruptcy Filing by Subsidiaries")


NOTE 4 - STOCKHOLDERS' EQUITY:

The following table summarizes Tatham Offshore's outstanding equity as of March 31, 2000:


                                                                                                                     Conversion/
                                          Shares                 Liquidation          Dividend       Dividends        Exchange
          Equity                       Outstanding               Preference             Rate        In Arrears        Features
          ------                       -----------               -----------          --------      ----------       -----------
Series A Preferred Stock              17,183,244(a)           $1.50 per share            12%       $ 11,682,000        (b)(c)
Series B Preferred Stock                  54,379              $1.00 per share             8%       $     20,000        (b)(c)
Series C Preferred Stock                 321,205              $0.50 per share             4%       $     20,000        (b)(c)
Common Stock                          26,078,548(a)                 N/A                  --                  --         --


----------
(a) In connection with the Rights Offering, Tatham Offshore purchased all of the shares of Common Stock and Series A Preferred Stock that were not acquired by the holders of Rights or TB Securities in the Rights Offering, 3,926,746 and 653,365, respectively, and the proceeds from such purchase by Tatham Offshore were contributed by DeepTech to Tatham Offshore.

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
                                             =========

NOTE 8 - SEGMENT INFORMATION:

The Company previously operated two business segments, the offshore contract drilling business and the pursuit of an integrated energy related investment strategy in Atlantic Canada. The Company is required to report summarized financial results for operating segments and related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets.

Operations for the drilling segment are included in the financial statements as income (loss) from discontinued operations. For the three and nine months ended March 31, 2000, operations for the drilling segment were included in the financial statements on the equity method of accounting (see Note 3). For the three months ended March 31, 1999, the drilling segment revenues totaled $6.1 million and the drilling segment profit totaled $0.1 million. For the nine months ended March 31, 1999, the drilling segment revenues totaled $28.3 million and the drilling segment profit totaled $7.7 million. The Canadian Investment Strategy segment had no revenues and all costs were capitalized for the three and nine months ended March 31, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1. "Consolidated Financial Statements" and is intended to assist in the understanding of the Company's financial condition and results of operations for the three and nine months ended March 31, 2000, as restated.

GENERAL

Tatham Offshore, Inc. ("Tatham Offshore" or the "Company"), a Delaware corporation, is currently pursuing, through its subsidiaries, energy related opportunities in Atlantic Canada, including substantial natural gas gathering and transmission facilities and related energy infrastructure. Historically, Tatham Offshore has been in the oil and gas exploration and development business, primarily in the Gulf. The Company has refocused its business from the oil and gas exploration and production business in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada. Accordingly, in connection with DeepTech's merger (the "Merger") with a subsidiary of El Paso Energy completed on August 14, 1998, Tatham Offshore (i) transferred its ownership of Tatham Development, which owns oil and gas producing properties, to DeepTech and its remaining oil and gas properties to Leviathan, and (ii) acquired from DeepTech ownership of DeepFlex which, through its subsidiaries, owned the Laffit Pincay and the Bill Shoemaker. The Company's contract drilling services business and its oil and gas operations in the Gulf are reflected as discontinued operations in the financial statements. As a result of the Bankruptcy Filing as discussed below, financial statements presented after the date of the Bankruptcy Filing reflect the investment in and advances to and the results of operation of the Rig Subsidiaries on the equity method of accounting.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

The Laffit Pincay and Bill Shoemaker were both stacked without a drilling contract for the three months ended March 31, 2000 and therefore did not generate any revenue from drilling services for the period. Revenue from drilling services included in discontinued operations totaled $6.1 million for the three months ended March 31, 1999, all of which was generated by the Bill Shoemaker.

Operating expenses for the Rigs for the three months ended March 31, 2000 totaled $2.0 million and were attributable to direct operating expenses for the Rigs. Operating expenses for the Rigs for the three month periods ended March 31, 2000 and March 31, 1999 were reflected in discontinued operations. During this period, the Bill Shoemaker's operating expenses totaled $0.8 million and the Laffit Pincay's operating expenses totaled $1.2 million. Operating expenses for the Laffit Pincay and Bill Shoemaker during this period included the costs necessary to maintain the rigs in a warm-stacked mode. Operating expenses for the three months ended March 31, 1999 totaled $4.5 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $2.4 million and the Laffit Pincay's operating expenses totaled $2.1 million. Operating expense for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode. The reduction in operating expense for both rigs from $4.5 million for the three month period ending March 31, 1999 to $2.0 million for the three month period ending March 31, 2000 was due to reduced crew requirements and the elimination of management fees payable to Sedco Forex as a result of the termination of the Sedco Forex management agreements.

Depreciation expense for the Rigs totaled $60.3 million for the three months ended March 31, 2000 and is reflected in discontinued operations. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $46.6 million and $13.7 million, respectively. Depreciation expense for the Laffit Pincay includes an impairment provision of $13.3 million related to the sale of the rig. Depreciation expense for the Bill Shoemaker includes an impairment provision of $45.6 million related to the sale of the rig. Depreciation expense totaled $1.5 million for the three months ended March 31, 1999 and is included in discontinued operations. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $1.0 million and $0.5 million, respectively.

General and administrative expense totaled $163,000 for the three months ended March 31, 2000 and includes staff and overhead costs for the Atlantic Canada business. In addition, general and administrative expense relating to the Rigs totaled $0.8 million and is reflected in discontinued operations. General and administrative expense totaled

$0.6 million for the three months ended March 31, 1999. General and administrative expense for the three months ended March 31, 1999 included staff and overhead costs for the operation of the marine services and Atlantic Canada businesses. In addition, general and administrative expenses related to the rigs totaled $1.3 million and is included in discontinued operations.

Operating loss from continuing operations for the three months ended March 31, 2000 totaled $0.2 million as compared to operating loss from continuing operations of $0.6 million for the three months ended March 31, 1999. The change was due to the items discussed above.

Interest income and other for the three months ended March 31, 2000 and 1999 totaled $0.1 million and $0.8 million, respectively, and primarily included interest income from available cash.

Interest expense and other financing costs to affiliates for the three months ended March 31, 2000 and 1999 totaled $1.6 million and $4.7 million, respectively, and related to borrowings from Tatham Brothers. Interest expense incurred by RIGCO under the Credit Facility for the three months ended March 31, 2000 totaled $2.3 million and is included in discontinued operations. Interest expense incurred by RIGCO under the Credit Facility for the three months ended March 31, 1999 totaled $1.7 million.

Losses from discontinued operations for the three months ended March 31, 2000 totaled $65.4 million as compared to a gain from discontinued operations of $0.1 million for the three months ended March 31, 1999.

Tatham Offshore eliminated all of its Senior Preferred Stock and the associated preferred stock dividends in arrears as a result of certain Merger related agreements and repurchased and cancelled 653,365 shares of its Series A Preferred Stock in connection with the Rights Offering. Tatham Offshore's remaining preferred stock dividends totaled $0.8 million for the three months ended March 31, 2000 as compared with $0.8 million for the three months ended March 31, 1999. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the three months ended March 31, 2000 was $67.8 million, or $2.57 per share, as compared with a net loss allocable to common shareholders for the three months ended March 31, 1999 of $6.5 million, or $0.25 per share.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1999

Revenue from drilling services totaled $13.3 million for the nine months ended March 31, 2000 and is reflected in discontinued operations. All of the revenue for the nine months ended March 31, 2000 was generated by the Bill Shoemaker. During this period the Bill Shoemaker was under contract for the period from July 1, 1999 through November 15, 1999. Revenue from drilling services totaled $28.4 million for the nine months ended March 31, 1999 and is reflected in discontinued operations. The Bill Shoemaker generated a total of $26.3 million in revenue and the Laffit Pincay generated a total of $2.1 million in revenue. The reduction in revenue from $28.4 million for the nine months ended March 31, 1999 to $13.3 million for the nine months ended March 31, 2000 was due to a lower average day rate in effect during 1999 as well as the lower utilization rate. The Laffit Pincay did not have a drilling contract during the nine months ended March 31, 2000 and had only one short term drilling contract during the nine months ended March 31, 1999.

Operating expenses for the Rigs for the nine months ended March 31, 2000 totaled $10.2 million and were attributable to the management fee and direct operating expenses for the Rigs. Operating expenses for the Rigs for the nine month periods ended March 31, 2000 and March 31, 1999 were reflected in discontinued operations. During this period, the Bill Shoemaker's operating expenses totaled $7.5 million and the Laffit Pincay's operating expenses totaled $2.7 million. Operating expenses for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode. Operating expenses for the nine months ended March 31, 1999 totaled $16.5 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $8.4 million and the Laffit Pincay's operating expenses totaled $8.1 million. Operating expense for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode. The reduction in operating expense for the Laffit Pincay from $8.1 million for the nine month period ending March 31, 1999 to $2.7 million for the nine month period ending March 31, 2000 was due to reduced crew requirements and the elimination of management fees payable to Sedco Forex as a result of the termination of the Sedco Forex management agreement on March 23, 1999.

Depreciation expense for the Rigs totaled $63.3 million for the nine months ended March 31, 2000 and is reflected in discontinued operations. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $48.5 million and $14.7 million, respectively. Depreciation expense for the Laffit Pincay includes an impairment provision of $13.3 million related to the sale of the rig. Depreciation expense for the Bill Shoemaker includes an impairment provision of $45.6 million related to the sale of the rig. Depreciation expense totaled $4.2 million for the nine months ended March 31, 1999. Depreciation expense for the Bill Shoemaker and the Laffit Pincay totaled $2.7 million and $1.5 million, respectively.

General and administrative expense totaled $657,000 for the nine months ended March 31, 2000. In addition, general and administrative expense relating to the Rigs totaled $2.8 million and is reflected in discontinued operations. General and administrative expense totaled $3.0 million for the nine months ended March 31, 1999. General and administrative expense includes staff and overhead costs allocated to the Company under a management agreement with DeepTech of $0.2 million for the nine months ended March 31, 1999. In addition, general and administrative expense relating to the rigs totaled $1.9 million and is included in discontinued operations. In connection with the Merger, the management agreement between the Company and DeepTech was terminated on August 14, 1998. General and administrative expense for the nine months ended March 31, 1999 included staff and overhead costs for the operation of the marine services and Atlantic Canada businesses. General and administrative costs attributable to discontinued operations totaled $0.3 million for the nine months ended March 31, 1999.

Net loss from continuing operations for the nine months ended March 31, 2000 totaled $4.9 million as compared to net loss from continuing operations of $12.7 million for the nine months ended March 31, 1999. The change was due to the items discussed above.

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

On or before August 14, 1998, the Company transferred all of its oil and gas properties in the Gulf to DeepTech and Leviathan in connection with the Merger. For the nine months ended March 31, 2000, the Company reported earnings from discontinued operations of its oil and gas operations of $336,000 due to the reversal of oil and gas expense accruals. The Company reported a net loss from discontinued operations of its oil and gas operations of $0.2 million for the nine months ended March 31, 1999. During the period from July 1, 1998 through August 14, 1998, the Company sold 479 million cubic feet of natural gas and 1,200 barrels of oil at average prices of $1.86 per thousand cubic feet of natural gas and $7.13 per barrel of oil, respectively.

Losses from discontinued operations of the drilling service operations for the nine months ended March 31, 2000 totaled $69.6 million as compared to a gain from drilling operations of $5.8 million for the nine months ended March 31, 1999. The changes were due to the items discussed above.

Tatham Offshore eliminated all of its Senior Preferred Stock and the associated preferred stock dividends in arrears as a result of certain Merger related agreements and repurchased and cancelled 653,365 shares of its Series A Preferred Stock in connection with the Rights Offering. Tatham Offshore's remaining preferred stock dividends totaled $2.3 million for the nine months ended March 31, 2000 as compared with $2.3 million for the nine months ended March 31, 1999. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the nine months ended March 31, 2000 was $76.5 million, or $2.84 per share, as compared with a net loss allocable to common shareholders for the nine months ended March 31, 1999 of $9.4 million, or $0.35 per share.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Company expects to be dependent upon cash on hand and loans under a revolving draw facility with Tatham Investment Corp. to pay its operating expenses and satisfy its other obligations. The use of cash held or generated by the Rig Subsidiaries is subject to approval of the Bankruptcy Court. As described below, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements to allow the Company to implement its business strategy in Atlantic Canada.

On August 9, 1999, RIGCO, FPS VI, FPS III and FPS V (the "Rig Subsidiaries") filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing"). At the time of the Bankruptcy Filing, RIGCO owned a 100% interest in the Bill Shoemaker and a 25% undivided interest in the Laffit Pincay and FPS VI owned a 75% undivided interest in the Laffit Pincay. FPS III and FPS V are the owners of RIGCO and FPS VI with FPS III owning a 50% interest in RIGCO and FPS V owning a 50% interest in RIGCO and a 100% interest in FPS VI. The proceedings of the Rig Subsidiaries are administered jointly. As a result of the Bankruptcy Filing, the Rigs were managed by the Company's subsidiaries as debtors-in-possession. The syndicate of lenders under the Credit Facility had a secured interest in substantially all of the assets of RIGCO and FPS VI. Any cash received by RIGCO and FPS VI was considered collateral for the secured lenders (the "Cash Collateral") under the Credit Facility. RIGCO and FPS VI as debtors-in-possession were granted temporary permission by the Bankruptcy Court for limited use of the Cash Collateral to pay operating and maintenance costs for the Rigs and to pay certain limited general and administrative costs of Tatham Offshore.

As of May 15, 2000, RIGCO's cash reserves were substantially depleted and RIGCO required additional cash to continue to pay all obligations, including payroll, operating and maintenance expenses, interest obligations, legal expenses, lease obligations and general and administrative expenses to Tatham Offshore. RIGCO and the secured lenders negotiated a short-term loan (the "DIP Loan") which provided RIGCO with cash to fund its operations through June 30, 2000. Effective May 25, 2000, RIGCO and the secured lenders entered into the DIP Loan agreement which provided a short-term loan of up to $2.3 million. On May 31, 2000, RIGCO borrowed $1.5 million under this facility. The DIP Loan plus accrued interest was repaid from proceeds from the sale of the Bill Shoemaker on June 28, 2000. See "--Liquidity Outlook."

On May 1, 2000, RIGCO and FPS VI sold all of their interest in the Laffit Pincay to Odin Millennium Partnership Ltd. for $28.5 million in cash. Expenses associated with the sale totaled $0.3 million and $175,000 of the net proceeds is being held by RIGCO, in a separate debtor-in-possession bank account, pending the resolution of a maritime lien claim by one of RIGCO's pre-petition creditors. The balance of the proceeds from the sale of the Laffit Pincay, $28.0 million, was paid to RIGCO's secured lenders in partial payment of their secured claim under the Credit Facility.

On June 28, 2000, RIGCO sold all of its interest in the Bill Shoemaker to Fred Olsen Energy ASA for $43.6 million in cash. Expenses associated with the sale totaled $0.4 million. By order of the Bankruptcy Court, RIGCO established separate debtor-in-possession bank accounts for (i) $2.0 million to secure payment to Tatham Offshore for their interest in four of the anchor chains located on the Bill Shoemaker, (ii) $0.6 million for administrative expenses incurred in the Bankruptcy proceedings and (iii) $0.4 million for uncontested claims of unaffiliated unsecured creditors. The secured lenders under the Credit Facility and the DIP Loan received a total of $36.6 million in final payment of all principal, interest and expenses associated with the Credit Facility and DIP Loan. Pursuant to a Bankruptcy Court Order, RIGCO paid $2.0 million to Tatham Offshore for Tatham Offshore's interest in the four anchor chains on June
29, 2000. Loss from discontinued operations includes an impairment provision of $45.6 million related to the sale of this rig.

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

Uses of Cash. The Company expects that its primary uses of cash will consist of
(i) amounts necessary to staff and maintain the Bill Shoemaker through the date of its sale, and (ii) amounts necessary to pay general and administrative and other operational expenses. The use of cash held by the Rig Subsidiaries required approval by the Bankruptcy Court. As a result of an agreement with the secured lenders, the Rig Subsidiaries had interim use of such cash through April 14, 2000 and limited use for payroll through May 15, 2000. See "--Liquidity Outlook". On June 28, 2000, the secured lenders claims were paid and they no longer had a lien on the Rig Subsidiaries' cash. Effective June 28, 2000, the Rig Subsidiaries, as debtors-in-possession, had use of their cash assets to satisfy their cash requirements, subject to certain amounts segregated by Bankruptcy Court orders.

Following the completion of the Husky Oil Operation Limited contract, in mid-November 1999, the Bill Shoemaker was warm-stacked in a facility in Newfoundland, Canada pending additional contract drilling commitments or the sale of the rig. The costs to stack the Bill Shoemaker in Canada were approximately $300,000 per month.

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

     Drilling Operations

On September 30, 1996, RIGCO entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Bill Shoemaker, to fund significant upgrades to the Bill Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the Bill Shoemaker. The Credit Facility (i) originally matured on September 30,

1998, (ii) provided for interest at the prime rate plus 3% per annum (9.0% at March 31, 2000), payable quarterly, and (iii) was secured by the two semisubmersible drilling rigs and all of the related assets. On September 25, 1998, the parties to the Credit Facility amended the agreement to (i) extend the maturity date from September 30, 1998 to March 31, 1999, (ii) waive all principal payments until the maturity date, and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to March 31, 1999. RIGCO paid a total of 0.5% of the outstanding principal balance to the lenders in connection with the amendment.

On March 31, 1999, the parties to the Credit Facility amended the agreement to
(i) extend the maturity to April 30, 1999, (ii) waive all principal and interest payments until the maturity date and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to April 30, 1999. RIGCO paid a total of $100,000 to the lenders in connection with the amendment and agreed to increase the interest rate on the outstanding principal to the default rate under the Credit Facility (the prime rate plus 5% per annum, which equaled 14% at March 31, 2000) for the period of the extension. RIGCO did not make the principal payment or interest payment due on April 30, 1999 and subsequently filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. As of the date of the Bankruptcy Filing, amounts outstanding under the Credit Facility totaled $58.1 million in principal and $4.1 million in accrued interest. See "-- Subsidiary Bankruptcy Court Proceedings".

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

In February 2000, RIGCO made a $2.0 million payment to the secured lenders as provided in the February 9, 2000 stipulation. The secured lenders allowed continued use of the cash collateral through April 14, 2000 and limited use of cash collateral for payroll through May 15, 2000. On May 1, 2000, RIGCO and FPS VI sold all of their interest in the Laffit Pincay to Odin Millennium Partnership Ltd. for $28.5 million in cash. Expenses associated with the sale totaled $0.3 million and $175,000 of the net proceeds is being held by RIGCO, in a separate debtor-in-possession bank account, pending the resolution of a maritime lien claim by one of RIGCO's pre-petition creditors. The balance of the proceeds from the sale of the Laffit Pincay, $28.0 million, was paid to RIGCO's secured lenders in partial payment of their secured claim under the Credit Facility. Loss from discontinued operations includes an impairment provision of $13.3 million related to the sale of this rig.

On June 28, 2000, RIGCO sold all of its interest in the Bill Shoemaker to Fred Olsen Energy ASA for $43.6 million in cash. Expenses associated with the sale totaled $0.4 million. By order of the Bankruptcy Court, RIGCO established separate debtor-in-possession bank accounts for (i) $2.0 million to secure payment to Tatham Offshore for their interest in four of the anchor chains located on the Bill Shoemaker, (ii) $0.6 million for administrative expenses incurred in the Bankruptcy proceedings and (iii) $0.4 million for uncontested claims of unaffiliated unsecured creditors. The secured lenders under the Credit Facility and the DIP Loan received a total of $36.6 million in final payment of all principal, interest and expenses associated with the Credit Facility and DIP Loan. Pursuant to a Bankruptcy Court Order, RIGCO paid $2.0 million to Tatham Offshore for Tatham Offshore's interest in the four anchor chains on June 29, 2000. The remaining $3.5 million is available to RIGCO as debtor-in-possession pending the approval of the Bankruptcy Court of RIGCO's plan of reorganization.

     Atlantic Canada

The Company has refocused its business from the development, exploration and production of oil and gas in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada. The Company believes that the Atlantic Canada region offers significant investment opportunities and the Company plans to diversify its business to include the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments including upstream exploration and production activities and the acquisition of oil and gas concessions or license interests. The Company has incurred approximately $14.5 million in costs associated with its Atlantic Canada strategy.

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

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          RIGCO North America, L.L.C. v. Schlumberger Technology Corporation, et al., Cause No. 99-38082. On July 26, 1999, RIGCO sued Schlumberger Technology Corporation ("STC") and Schlumberger, Canada Ltd. ("SCL") seeking over $51 million in damages in connection with the defendants' charters of the FPS Laffit Pincay and the FPS Bill Shoemaker. RIGCO's suit alleges causes of action for gross negligence, breach of contract, negligence, fraud, and negligent misrepresentation arising from Defendants' management, operation and marketing of both rigs as well as STC's agreement to renovate the Bill Shoemaker. In early 2000, Defendants notified RIGCO that some or all of the assets subject to this suit were transferred due to merger to two new corporations, Sedco Forex Corporation ("SFC") and Sedco Forex Canada Limited ("SFCL"). RIGCO has joined SFC and SFCL as defendants in the pending action. SFC and SFCL only recently filed a joint answer in the action. Discovery has begun and is scheduled to continue through April 2001. Trial is currently set for May 2001.

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

          RIGCO North America, L.L.C. v. Schlumberger Technology Corporation and Schlumberger Canada Ltd.; In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division; Adversary No. 99-2154-C. On September 3, 1999, RIGCO North America, L.L.C. filed a complaint against STC and SCL to avoid a preferential transfer or transfers pursuant to 11 U.S.C. Section 547 and to recover the property transferred or its value pursuant to 11 U.S.C. Section 550. The Defendants have answered the complaint. On September 21, 1999, the Court entered a Comprehensive Discovery, Mediation and Scheduling Order requiring, among other things, non-binding mediation. The Court-ordered mediation was unsuccessful, and the parties are in the process of conducting discovery. As with the action proceeding in state court against STC and SCL, RIGCO received notice that SFC and SFCL were the transferrees of some or all of the assets subject to the preference action. RIGCO has now joined SFC and SFCL in the preference action. SFC and SFCL answered in May 2000. Discovery is expected to continue through early October 2000. Trial is set for January 2001.

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

          On August 9, 1999, RIGCO and FPS VI filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On June 28, 2000, RIGCO paid all remaining principal, interest and expenses under the Credit Facility from proceeds from the sale of the Bill Shoemaker.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          27.1   Financial Data Schedule

          99.1* Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection (filed as Exhibit 99.1 to Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, and incorporated herein by reference).

          99.2* Supplement to Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection.

          99.3* Second Supplement to Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection.


          * previously filed with March 31, 2000 Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TATHAM OFFSHORE, INC.


     Date:  August 7, 2000       By: /s/ DENNIS A. KUNETKA
                                     -------------------------------------------
                                     Dennis A. Kunetka
                                     Chief Financial Officer and Secretary
                                     (Signing on behalf of the Registrant and as
                                     Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT        DESCRIPTION
-------        -----------
 27.1          Financial Data Schedule