Form 10-K
period 2000-06-30
TATHAM OFFSHORE INC
filed 2000-09-28
CIK 913358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER. 0-22892

                                   ----------

                              TATHAM OFFSHORE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                        76-0269967
 (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

       FIVE POST OAK PARK, SUITE 1550
       4400 POST OAK PARKWAY
       HOUSTON, TEXAS                                          77027
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 621-3996

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
              SERIES A 12% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK
              SERIES B 8% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK SERIES C 4% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
                             ---

         AS OF SEPTEMBER 15, 2000, THERE WERE OUTSTANDING 26,079,625 SHARES OF COMMON STOCK OF THE REGISTRANT. THE AGGREGATE MARKET VALUE ON SUCH DATE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES WAS AN ESTIMATED $0.3 MILLION.

================================================================================

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                  JUNE 30, 2000

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

PART II...................................................................................................17
    Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters....................17
    Item 6.       Selected Financial Data.................................................................18
    Item 7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................................20
    Item 7A.      Quantitative and Qualitative Disclosure About Market Risk...............................29
    Item 8.       Financial Statements and Supplementary Data.............................................29
    Item 9.       Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure....................................................................29

PART III..................................................................................................30
    Item 10.      Directors and Executive Officers of the Registrant......................................30
    Item 11.      Executive Compensation..................................................................30
    Item 12.      Security Ownership of Certain Beneficial Owners and Management..........................30
    Item 13.      Certain Relationships and Related Transactions..........................................30

PART IV...................................................................................................43
    Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................43

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

     Prior to August 1998, Tatham Offshore was in the oil and gas exploration and development business, primarily in the Gulf of Mexico (the "Gulf"). The Company has refocused its business from the oil and gas exploration and production business in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada.

     In connection with DeepTech International Inc.'s ("DeepTech") merger with a subsidiary of El Paso Energy Corporation ("El Paso") completed on August 14, 1998, Tatham Offshore (i) transferred its ownership of Tatham Offshore Development, Inc. ("Tatham Development"), which owned oil and gas producing properties, to DeepTech and its remaining oil and gas properties to Leviathan Gas Pipeline Partners, L.P. ("Leviathan"), a New York Stock Exchange-listed master limited partnership in which DeepTech owned an effective 23.2% interest on August 14, 1998, and (ii) acquired from DeepTech ownership of DeepFlex Production Services, Inc. ("DeepFlex") and therefore the FPS Laffit Pincay (the "Laffit Pincay") and the FPS Bill Shoemaker (the "Bill Shoemaker" and, together with the Laffit Pincay, the "Rigs"). On August 14, 1998, RIGCO North America, L.L.C. ("RIGCO") and FPS VI, L.L.C. ("FPS VI"), wholly-owned subsidiaries of DeepFlex, owned all of the interests in the Laffit Pincay and the Bill Shoemaker. For a description of certain items used herein relating to the oil and gas industry, see Items 1 & 2. "Business and Properties -- Certain Definitions."

                                     PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES

OVERVIEW

     Tatham Offshore, a Delaware corporation founded in 1989, has provided offshore contract drilling services to the oil and gas industry in the Gulf and Atlantic Canada and is currently pursuing an integrated energy related investment strategy in Atlantic Canada. Through August 14, 1998, Tatham Offshore had been engaged in the development, exploration and production of oil and gas reserves located primarily in the Gulf focusing principally on the flextrend and deepwater areas.

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

RECENT EVENTS

Defaults Under Credit Facilities

     On September 30, 1996, RIGCO, a subsidiary of DeepFlex, entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Bill Shoemaker, to fund significant upgrades to the Bill Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12.0 million to fund the remaining refurbishments and upgrades to the Bill Shoemaker. Pursuant to the terms of the Credit Facility, RIGCO was required to pay $58.1 million in principal and $2.2 million in accrued interest on April 30, 1999. RIGCO did not make payment of such amounts; as a result, an Event of Default occurred under the Credit Facility.

     In connection with the Merger, Tatham Offshore entered into a $22.9 million short-term financing arrangement with Tatham Brothers, LLC ("Tatham Brothers") (as amended, the "Short-Term Facility"). Proceeds from the Short-Term Facility were used to refinance existing loans and provide funds necessary to satisfy certain obligations of the Company in connection with the Merger and Rights Offering. Pursuant to the terms of the Short-Term Facility, the Company was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amounts; as a result, an Event of Default has occurred and is continuing under the Short-Term Facility. See "Note 5 -- Indebtedness -- Long-Term Debt -- Affiliates" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for additional discussion of the credit facilities of Tatham Offshore and its subsidiaries.

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

     On May 1, 2000, RIGCO and FPS VI sold all of their interest in the Laffit Pincay to Odin Millennium Partnership Ltd. for $28.5 million in cash. Expenses associated with the sale totaled $0.3 million and $175,000 of the net proceeds is being held by RIGCO, in a separate debtor-in-possession bank account, pending the resolution of a maritime lien claim by one of RIGCO's pre-petition creditors. The balance of the proceeds from the sale of the Laffit Pincay, $28.0 million, was paid to RIGCO's secured lenders in partial payment of their secured claim under the Credit Facility. Loss from discontinued operations includes an impairment provision of $12.9 million related to the sale of this rig.

     On June 28, 2000, RIGCO sold all of its interest in the Bill Shoemaker to Fred Olsen Energy ASA for $43.6 million in cash. Expenses associated with the sale totaled $0.4 million. By order of the Bankruptcy Court, RIGCO established separate debtor-in-possession bank accounts for (i) $2.0 million to secure payment to Tatham Offshore for their interest in four of the anchor chains located on the Bill Shoemaker, (ii) $0.6 million for administrative expenses incurred in the Bankruptcy proceedings and (iii) $0.4 million for uncontested claims of unaffiliated unsecured creditors. The secured lenders under the Credit Facility and the DIP Loan (See "Liquidity and Capital Resources") received a total of $36.6 million in final payment of all principal, interest and expenses associated with the Credit Facility and DIP Loan. Pursuant to a Bankruptcy Court Order, RIGCO paid $2.0 million to Tatham Offshore for Tatham Offshore's interest in the four anchor chains on June 29, 2000. Loss from discontinued operations includes an impairment provision of $44.6 million related to the sale of this rig.

     As a result of the Bankruptcy Filing, financial statements presented after the date of the Bankruptcy Filing reflect the investment in and advances to and the results of operations of the Rig Subsidiaries on the equity method of accounting.

     On September 25, 2000, the Rig Subsidiaries filed a Motion to Dismiss the Chapter 11 proceedings with the United States Bankruptcy Court (the "Motion to Dismiss"). If the Motion to Dismiss is granted, the Rig Subsidiaries will be required to immediately pay all unaffiliated pre-petition creditors with undisputed claims in full. Additionally, the pending Motion to Dismiss directs the Rig Subsidiaries to remit $325,000 in "Disputed Funds" sought by Sedco Forex Corporation and Sedco Forex Canada Limited into a trust account to be held until resolution of a lawsuit brought by RIGCO against these and other related parties in the 165th Judicial District Court in Harris County, Texas. This lawsuit, referenced hereinafter as the "Harris County Litigation," is discussed further below.

     Further, if the Motion to Dismiss is granted, all funds remaining after the payments to the unaffiliated creditors and deposit of the Disputed Funds into a trust account will be paid in cash to affiliated pre-petition creditors on a pro rata basis. The affiliated creditors would also share any proceeds recovered by RIGCO from the Harris County Litigation on a pro rata basis.

Lawsuit Against Sedco Forex (the Harris County Litigation)

     On July 26, 1999, RIGCO filed a petition in the 165th Judicial District Court in Harris County, Texas, against Schlumberger Technology Corporation and Schlumberger Canada, Ltd. (collectively, "Schlumberger") for claims arising out of Schlumberger's Sedco Forex Division's marketing, manning, management and operation of the Bill Shoemaker and Laffit Pincay pursuant to certain charter, make-ready and other agreements and arrangements. Upon learning that Schlumberger had spun-off what were formerly the Sedco Forex divisions of Schlumberger to form Sedco Forex Corporation and Sedco Forex Canada Limited, RIGCO joined these newly-formed corporations as defendants in this suit. Hereinafter, the defendants are collectively referenced as "Sedco Forex."

     Allegations against Sedco Forex include claims of gross negligence, breach of contract, fraud, negligent misrepresentation and negligence. RIGCO has also alleged that the manner in which Sedco Forex performed its duties with respect to the Bill Shoemaker and Laffit Pincay during the course of the management and charter agreements resulted in RIGCO's financial difficulties and caused it to default on its secured debt obligations. RIGCO is seeking approximately $51 million in actual damages plus an unspecified amount of exemplary damages.

New Credit Facility

     Effective July 1, 1999, Tatham Offshore entered into a revolving draw facility with Tatham Investment Corp. which is 100% owned by Thomas P. Tatham. The revolving draw facility provides for loans, at the lenders' sole discretion, by Tatham Investment Corp. to the Company in amounts up to $5.0 million. The revolving draw facility bears interest at the rate of 15% per annum and is payable upon demand by the lender. Through September 15, 2000, the Company has borrowed $4.2 million under this facility. The Company has pledged all of its equity ownership in certain wholly-owned subsidiaries of the Company as well as a certain promissory note issued by Tatham Offshore Canada, Limited to Tatham Investment Corp. as security under this credit facility.

ATLANTIC CANADA STRATEGY

     As its principal focus, the Company intends to pursue an integrated investment strategy in Atlantic Canada. The Company believes that the Atlantic Canada region offers significant investment opportunities. The Company's plans include diversifying its business to include substantial natural gas gathering and transmission facilities, fixed location gravity based platforms, related gas processing facilities, a facility for the generation of electricity and other related investments including upstream exploration and production activities and the acquisition of oil and gas concessions or license interests. In Atlantic Canada, as with any frontier region, there will be substantial risks associated with investments in such projects. However, the Company believes that by using an integrated investment approach related to the development of the region's hydrocarbon reserves, the potential for investment returns is maximized. The Company is contemplating pursuing the development of the projects described below. Each of these projects is in a preliminary, conceptual phase. In addition, (i) the Company does not currently possess the capital necessary to implement its business strategy completely and there can be no assurances that the Company will be able to obtain sufficient capital for any or all of the projects, (ii) there can be no assurances that these projects and other opportunities will prove to be economic or that they will occur, and (iii) many of these projects will require governmental approvals, almost all of which the Company has yet to receive. Moreover, if there are developments that the Company determines to be indicative of a lack of reasonable opportunity to realize benefits for the Company's stockholders, then the Company will pursue other opportunities, wherever located.

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

     Since another pipeline company was given regulatory authority to construct a pipeline from the offshore Nova Scotia area, North Atlantic Pipeline Partners refocused its efforts to concentrate on the first phase of the pipeline. As redesigned, the initial phase of the pipeline project would be approximately 615 kilometers long and would originate in the Jeanne D'Arc Basin of the Grand Banks area and extend to a point near Come-by-Chance, Newfoundland and would include the construction of a gravity based structure ("GBS") on the Grand Banks.

     In conjunction with its application to the National Energy Board of Canada in 1997, North Atlantic Pipeline Partners obtained non-binding letters of intent for the use of its system to deliver gas to the United States which total approximately 500 MMcf per day. The Company believes that there is significant reserve potential from the areas offshore Atlantic Canada and as that reserve potential is developed, a second pipeline into the United States will be required to meet increased demand for natural gas on the east coast of the United States. The timing of increased drilling activity and the development of the Atlantic Canada reserve potential is dependent upon major and independent producers. As development drilling in the area continues, the Company will be better able to assess the timing and construction requirements for a second pipeline into the United States.

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

     Other Opportunities. Among other potential businesses the Company may enter, the Company is currently evaluating the feasibility of (i) an industrial gas distribution system, (ii) an ice management system designed to manage and reduce the risk of potential damage to its proposed offshore pipelines and subsea facilities owned by other parties, operated through the Company's subsidiary, Berg Masters Limited, (iii) a large diameter steel pipe rolling mill, (iv) methanol production, (v) a LNG degasification facility and (vi) other opportunities related to or located in Atlantic Canada. There can be no assurances that such opportunities will prove economic, be financeable or will occur.

CONTRACT DRILLING SERVICES

     GENERAL

     As of June 30, 1999, Tatham Offshore owned two semisubmersible drilling rigs. However, both rigs were sold during the year ended June 30, 2000.

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

     RIG MANAGEMENT

     Pursuant to the management and charter agreements, the Sedco Forex Division of Schlumberger marketed, managed, and operated the Rigs. On January 22, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreements for the Laffit Pincay. Effective March 23, 1999, RIGCO took over the marketing, management and operational responsibilities for the Laffit Pincay. On April 20, 1999, RIGCO gave Schlumberger a written termination notice of the management and charter agreement for the Bill Shoemaker. Under the Bill Shoemaker management and charter agreement, Schlumberger continued to man and operate the rig through the conclusion of its drilling contract with Husky Oil Operations Limited. In November 1999, RIGCO assumed the marketing, management and operational responsibilities for the Bill Shoemaker.

     CONTRACTS FOR DRILLING EQUIPMENT

     Most drilling contracts are structured on a dayrate, footage or turnkey basis. They usually extend over a period covering either the drilling of a single well, a group of wells (a "well-to-well contract") or a stated term (a "term contract") and are terminable if the drilling unit is destroyed or lost, drilling operations are suspended for a specified time because of a breakdown of major equipment or other events occur which are beyond either party's control. In many instances, the customer may extend the contract term upon exercising options to drill additional wells at fixed or mutually agreed upon terms. Most of the Company's drilling contracts were obtained through competitive bids or negotiations with customers and their terms and conditions vary depending on the specific facts and circumstances.

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

     FPS Bill Shoemaker. After completion of the upgrade and refurbishment in July 1997, the Bill Shoemaker was mobilized to the Grand Banks area offshore Newfoundland where it completed drilling an exploratory well for Amoco Canada Petroleum Company Ltd. ("Amoco Canada") in the West Bonne Bay Field. Amoco Canada exercised an option to drill a second well under this agreement but failed to actually drill such well. To date, the Company has not received any compensation relating to the Amoco Canada option well. Following the completion of the Amoco Canada well, the Bill Shoemaker returned to the Gulf of Mexico and effective January 25, 1998 was under contract to Shell Offshore Inc. ("Shell") for a one-year period. The Company was notified by Sedco Forex that as of November 18, 1998 Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. The Company has been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998 but has not been paid for any period since that time.

     After the early termination of the Shell contract, the Bill Shoemaker underwent upgrades and refurbishments in a shipyard in Galveston, Texas prior to returning to the Grand Banks area offshore Newfoundland. From March through September 1999, the Bill Shoemaker drilled three wells for Husky Oil Operations, Ltd. on their Whiterose project, offshore Newfoundland. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. The termination of the management and charter agreement was effective following the end of the Husky contract in November 1999. During the year ended June 30, 2000, the Bill Shoemaker generated $13.3 million in revenue.

     FPS Laffit Pincay. Following the completion of a refurbishment and upgrade program in February 1996, the Laffit Pincay was placed under contract with Leviathan to complete a previously drilled well and drill a new well in

Garden Banks Block 117. Following the completion of the well for Leviathan, the Laffit Pincay was committed to Phillips Petroleum Company to drill one well at Garden Banks Block 70 in the Gulf with options to drill and/or complete three additional wells at various Gulf locations. This contract was completed in late September 1997 after Phillips drilled one of its "option" wells. Pennzoil Exploration and Production Company entered into an agreement to drill two wells following the completion of the two Phillips wells. Pennzoil drilled one of its wells with the Laffit Pincay but failed to drill the second contract well. To date, the Company has not received any compensation for the second Pennzoil well. Following the early release of the Laffit Pincay from Pennzoil, the rig was taken out of service for approximately six weeks to complete scheduled maintenance and certain upgrades. From April 23, 1998 through July 18, 1998, the Laffit Pincay was not under contract due to the softening of market conditions for similar rigs in the Gulf and Sedco Forex's failure to properly market the rig. From July 19, 1998 through August 11, 1998, the Laffit Pincay was under contract with Ocean Energy, Inc. to conduct a one well program. From August 12, 1998 to the date of its sale, the Laffit Pincay did not have a drilling contract.

     CUSTOMERS

     The Company provided offshore drilling services to a market that is comprised of major and independent oil and gas companies. The Company did not have as many customers as its competitors primarily due to the Company's limited number of rigs and operating history and the manner in which it has traditionally marketed its rigs through charter agreements with Sedco Forex.

     COMPETITION

     The contract drilling industry is an intensely competitive industry where no one company is dominant. The Company's ability to continue to generate business was dependent primarily on the level of domestic oil and gas exploration and development activity and, in part on its ability to adapt to new technology and drilling techniques as they become available. The Company competed with numerous other drilling contractors, some of whom are substantially larger than the Company and possess appreciably greater financial and other resources.

     INDUSTRY CONDITIONS

     The demand for offshore drilling services, and thus the Company's revenues and earnings, were directly affected by the worldwide level of oil and gas exploration and development activity. From the mid-1980s through the early 1990s, demand for offshore drilling rigs was declining or flat, and the industry fleet of offshore drilling rigs was reduced. In recent years, demand for offshore rigs has improved, but the supply of rigs is only now beginning to increase. The industry has emphasized upgrading and refurbishing existing rigs, due to the high capital costs and long lead times associated with new construction. In the last two years, however, several competitors have begun construction of new-build deepwater drillships and semisubmersible rigs in response to increased demand for rigs with deepwater capabilities. The new-build rigs and refurbished rigs are beginning to become available in the marketplace which increases competition for an already reduced level of drilling contracts.

     Technological advances such as extended reach drilling, multilateral drilling techniques and new offshore development and production applications have reduced the costs of developing oil and gas fields. As a result, previously uneconomic discoveries, particularly in deeper water, have become viable, and the industry has placed increasing emphasis on exploiting existing resources using new applications. The development of three-dimensional seismic surveys has reduced exploration risks, thus placing increased emphasis on selective exploratory drilling. However, oil prices declined substantially during 1998, which caused drilling budgets for 1999 to decline. Although temporary downturns in oil prices do not generally have an impact on the demand for deepwater drilling rigs, such declines caused dayrates to decline.

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

     Viosca Knoll Block 817. Viosca Knoll Block 817 is a producing property that is comprised of 5,760 gross (1,440 net) acres located 40 miles off the coast of Louisiana in approximately 650 feet of water. Tatham Offshore owned a 25% working interest (the "Subject Interest") in the Viosca Knoll Block 817 acreage, which interest is burdened by a convertible production payment described below. See "-- Reversionary Interests." From the inception of production in December 1995 through June 30, 1998, the Viosca Knoll Block 817 project produced 12.4 Bcf of gas and 22,527 barrels of oil, net to Tatham Offshore's 25% working interest. Gas production from Viosca Knoll Block 817 is dedicated to Leviathan for gathering through the Viosca Knoll system.

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

     PRODUCTION, UNIT PRICES AND COSTS

     The following table sets forth certain information regarding the production volumes of, average unit prices received for and average production costs for Tatham Offshore's sale of oil and gas for the periods indicated:

                                           Natural Gas (MMcf)           Oil and Condensate (Mbbl)
                                         Year Ended June 30, 1998        Year Ended June 30, 1998
                                       ----------------------------      ------------------------
Net production                                   4,532                                 16
Average sales price                             $ 2.34                             $16.24
Average production costs                        $ 1.13                             $ 6.79

     ----------
     (1) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include demand and commodity charges under transportation agreements, platform access and processing fees, maintenance and repair, labor and utilities costs.

     The relationship between Tatham Offshore's average prices and its average production costs depicted by the table above is not necessarily indicative of future results of operations expected by Tatham Offshore.

     ACREAGE

     Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. All of Tatham Offshore's acreage is undeveloped. Gross acres refer to the combined number of acres in which a working interest is owned directly by Tatham Offshore. The number of net acres is the sum of the fractional ownership of working interests owned directly by Tatham Offshore in the gross acres. At June 30, 2000, Tatham Offshore had a 100% working interest in Exploratory License EL No. 1042 consisting of 71,251 hectares (approximately 176,000 acres) offshore Newfoundland, Canada.

OIL AND GAS DRILLING ACTIVITY

     The Company did not have any oil and gas drilling activity for the years ended June 30, 1998, 1999 and 2000. As of June 30, 2000, the Company did not have an interest in producing oil or gas wells.

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

EMPLOYEES

     As of August 31, 2000, Tatham Offshore had 15 employees. Prior to August 14, 1998, all individuals, including executive officers, necessary to meet the financial, geological, engineering and other technical and administrative requirements of the Company were provided by DeepTech pursuant to a management agreement with Tatham Offshore (the "Management Agreement"), or affiliates of DeepTech pursuant to service contracts. The Management Agreement, as amended, provided for an annual management fee of 26% of DeepTech's overhead expenses. For the year ended June 30, 1998, DeepTech charged Tatham Offshore $4.4 million pursuant to such Management Agreement. The Management Agreement was terminated on August 14, 1998. See " -- DeepTech Merger and Related Transactions".

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

ITEM 3. LEGAL PROCEEDINGS

          RIGCO North America, L.L.C. v. Schlumberger Technology Corporation, et al., Cause No. 99-38082. On July 26, 1999, RIGCO sued Schlumberger Technology Corporation and Schlumberger, Canada Ltd. (collectively, "Schlumberger") in connection with the defendants' charters of the FPS Laffit Pincay and the FPS Bill Shoemaker. RIGCO's suit alleges causes of action for gross negligence, breach of contract, negligence, fraud, and negligent misrepresentation arising from Defendants' management, operation and marketing of both rigs as well as Schlumberger Technology Corporation's agreement to renovate the Bill Shoemaker. In early 2000, Defendants notified RIGCO that some or all of the assets subject to this suit were transferred due to merger to two new corporations, Sedco Forex Corporation ("SFC") and Sedco Forex Canada Limited ("SFCL"). RIGCO has joined SFC and SFCL as defendants in the pending action. Discovery has begun and is scheduled to continue through April 2001. Trial is currently set for May 2001. RIGCO is seeking approximately $51 million in actual damages plus an unspecified amount of exemplary damages.

          In re RIGCO North America, L.L.C., et al.; In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division; Case Nos. 99-22401-C-11 through 99-22404-C-11 (Jointly Administered Under Case No. 99-22401-C-11). On August 9, 1999, RIGCO North America, L.L.C., FPS VI, L.L.C., FPS III, Inc., and FPS V, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code. The Debtors have been operating their businesses and managing their property as debtors-in-possession. On September 25, 2000, the Rig Subsidiaries filed a motion to dismiss the Chapter 11 proceedings with the United States Bankruptcy Court. If granted, the dismissal of the Chapter 11 proceedings would allow the Rig Subsidiaries to pay in full their pre-petition unaffiliated unsecured creditors. Any funds remaining would be paid to the affiliated unsecured creditors on a pro rata basis.

          RIGCO North America, L.L.C. v. Schlumberger Technology Corporation and Schlumberger Canada Ltd.; In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division; Adversary No. 99-2154-C. On September 3, 1999, RIGCO North America, L.L.C. filed a complaint against STC and SCL to avoid a preferential transfer or transfers pursuant to 11 U.S.C. Section 547 and to recover the property transferred or its value pursuant to 11 U.S.C. Section 550. The Defendants have answered the complaint. On September 21, 1999, the Court entered a Comprehensive Discovery, Mediation and Scheduling Order requiring, among other things, non-binding mediation. The Court-ordered mediation was unsuccessful, and the parties are in the process of conducting discovery. As with the Harris County Litigation, RIGCO received notice that SFC and SFCL were the transferees of some or all of the assets subject to the preference action. RIGCO subsequently joined SFC and SFCL in the preference action. The Motion to Dismiss pending in the main Chapter 11 case would also dismiss this action. If not dismissed, discovery is expected to continue through late October 2000 and trial is set for January 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of August 31, 2000, there were approximately 160 holders of record of the common stock. The following table sets forth the high and low sales prices for the common stock as quoted on The Nasdaq National Market or the OTC Bulletin Board for the periods indicated. On May 13, 1999, the Company's common stock was delisted from the Nasdaq National Market and began trading on the OTC Bulletin Board. In addition, the table is adjusted for the one for ten reverse common stock split Tatham Offshore effected on November 24, 1997.

                                                                                        Common Stock Price Range
                                                                                        ------------------------
                                                                                        High               Low
YEAR ENDED JUNE 30, 1998
   First Quarter...........................................................             6.875             2.812
   Second Quarter..........................................................             5.625             2.500
   Third Quarter ..........................................................             4.875             3.000
   Fourth Quarter..........................................................             4.250             3.000

YEAR ENDED JUNE 30, 1999
   First Quarter...........................................................             3.750             1.375
   Second Quarter..........................................................             2.000             0.343
   Third Quarter ..........................................................             0.750             0.312
   Fourth Quarter..........................................................             0.625             0.343

YEAR ENDED JUNE 30, 2000
   First Quarter...........................................................             0.500             0.312
   Second Quarter..........................................................             0.437             0.281
   Third Quarter...........................................................             0.406             0.218
   Fourth Quarter..........................................................             0.281             0.187


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

     The following table summarizes the Company's outstanding equity at June 30, 2000:

                                                                                                                 Conversion/
                                        Shares               Liquidation         Dividend        Dividends         Exchange
             Equity                   Outstanding             Preference           Rate          In Arrears        Features
Series A Preferred Stock               17,178,626(a)       $1.50 per share            12%       $ 12,455,000        (b)(c)
Series B Preferred Stock                   54,379          $1.00 per share             8%       $     21,000        (b)(c)
Series C Preferred Stock                  321,205          $0.50 per share             4%       $     22,000        (b)(c)
Common Stock                           26,079,625(a)              N/A                 --                  --          --

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below for the Company for each of the three years ended June 30, 2000, 1999, and 1998 and at June 30, 2000 and 1999 have been derived from the consolidated financial statements and notes thereto which are included elsewhere in this Annual Report. The selected financial data at and for each of the two years ended June 30, 1996 and 1997 and at June 30, 1998 have been derived from the historical financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto which are included elsewhere in this Annual Report.

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

                                                                                      YEAR ENDED JUNE 30,
                                                                  --------------------------------------------------------
                                                                    2000        1999        1998        1997        1996
                                                                  --------    --------    --------    --------    --------
                                                                                       (In thousands)
STATEMENT OF OPERATIONS DATA:

REVENUE:
Oil and gas sales .............................................   $     --    $     --    $ 10,868    $ 20,723    $ 16,070
Drilling services .............................................         --      39,846         672          --          --
                                                                  --------    --------    --------    --------    --------

           Total revenue ......................................         --      39,846      11,540      20,723      16,070
                                                                  --------    --------    --------    --------    --------

COSTS AND EXPENSES:
Production and operating expenses .............................         --      22,234       5,666       8,465      13,203
Exploration expenses ..........................................         --          --         149         542         637
Depreciation, depletion and amortization ......................         64       5,711       3,047       5,364       1,758
Impairment, abandonment and other .............................         --          --          --      41,674       8,000
Management fee ................................................         --         155       4,375       3,279       4,436
General and administrative expenses ...........................      2,488       6,861       1,371       1,567       1,839
                                                                  --------    --------    --------    --------    --------

           Total operating costs ..............................      2,552      34,961      14,608      60,891      29,873
                                                                  --------    --------    --------    --------    --------

Operating income (loss) .......................................     (2,552)      4,885      (3,068)    (40,168)    (13,803)
Gain on sale of oil and gas properties ........................         --          --          --          --      22,641
Gain (loss) from oil and gas operations .......................        336        (221)         --          --          --
Loss from drilling operations .................................    (72,910)         --          --          --          --
Interest income and other .....................................        358         969         223         571         113
Interest and other financing costs ............................     (5,802)    (14,115)     (1,966)     (8,374)     (8,161)
                                                                  --------    --------    --------    --------    --------

Net (loss) income .............................................   $(80,570)   $ (8,482)   $ (4,811)    (47,971)   $    790
                                                                  ========    ========    ========    ========    ========

Net (loss) income available to common stockholders ............   $(83,675)   $(11,537)   $ (8,581)   $(51,891)   $    509
                                                                  ========    ========    ========    ========    ========

Basic net (loss) income per common share ......................   $  (3.21)   $  (0.43)   $  (0.50)   $ (19.47)   $   0.20
                                                                  ========    ========    ========    ========    ========

Diluted net (loss) income per common share ....................   $  (3.21)   $  (0.43)   $  (0.50)   $ (19.47)   $   0.09
                                                                  ========    ========    ========    ========    ========



                                                                      AT JUNE 30,
                                          -----------------------------------------------------------------
                                             2000         1999           1998          1997          1996
                                          ---------     ---------      ---------     ---------     --------
                                                                    (In thousands)
BALANCE SHEET DATA:

Semisubmersible drilling rigs, net......  $      --     $ 134,283      $ 129,260     $      --     $      --
Oil and gas properties, net ............         --            --          5,724        30,752        64,900
Total assets............................     22,679       163,774        153,418        41,507        97,130
Notes payable ..........................     35,378        84,667         64,156            --            --
Long-term debt..........................         --            --             --        60,000        60,000
Stockholders' equity (deficit)..........    (19,647)       60,923         75,410       (27,696)       18,862

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto located elsewhere in this Annual Report and the information set forth under the heading "Selected Financial Data." This discussion is intended to assist in the understanding of Tatham Offshore's financial position and results of operations for each of the years ended June 30, 2000, 1999 and 1998. Effective June 25, 1998, Tatham Offshore acquired DeepFlex which, through its subsidiaries, owns the Laffit Pincay and the Bill Shoemaker. On August 14, 1998, Tatham Offshore transferred all of its remaining oil and gas properties to Leviathan in connection with the Merger and related transactions.

     The following discussion of results of operations is included in this Annual Report due to the requirements of the Securities Act. With the exception of the North Atlantic Pipeline Partners' pipeline project, all of the historical business and operations of Tatham Offshore prior to August 14, 1998 have been transferred to DeepTech and Leviathan. In addition, all of the assets relating to the semisubmersible drilling rig business were sold during the year ended June 30, 2000. Management believes that such information, although important for an understanding of Tatham Offshore's historical financial results and business, is of little relevance to the Company's business and operations on a going forward basis.

RESULTS OF OPERATIONS

     YEAR ENDED JUNE 30, 2000 COMPARED WITH YEAR ENDED JUNE 30, 1999

     Depreciation expense totaled $64,000 for the year ended June 30, 2000 as compared at $49,000 for the year ended June 30, 1999. Depreciation expense for both periods related to certain anchor chains owned by the Company.

     General and administrative expense totaled $2.5 million for the year ended June 30, 2000 as compared to $4.1 million for the year ended June 30, 1999. The reduction in general and administrative costs resulted primarily from (i) a reduction in travel related costs and (ii) a reduction in legal expenses attributable to general corporate activities.

     The operating loss for the year ended June 30, 2000 totaled $2.6 million as compared to an operating loss of $4.1 million, primarily as a result of reduced general and administrative expenses.

     Interest and other income for the year ended June 30, 2000 totaled $358,000 and included interest income from available cash and revenue from the use of the Company's anchor chains. Interest income and other for the year ended June 30, 1999 totaled $864,000 and included interest income from available cash plus $618,000 related to a settlement with El Paso under certain merger related agreements.

     Interest and other financing costs for the year ended June 30, 2000 totaled $350,000. Interest expense and other financing costs to affiliates for the year ended June 30, 2000 totaled $5.5 million and related to borrowings from Tatham Brothers and Tatham Investment Corp. For the year ended June 30, 1999, interest expense and other financing costs to affiliates totaled $4.6 million and related to borrowings from Tatham Brothers.

     Net loss from continuing operations for the year ended June 30, 2000 and 1999 totaled $8.0 million and $7.8 million, respectively. The change was due to the items discussed above.

     On or before August 14, 1998, the Company transferred all of its oil and gas properties in the Gulf to DeepTech and Leviathan in connection with the Merger. For the year ended June 30, 2000, the Company reported earnings from discontinued operations of its oil and gas operations of $336,000 due to the reversal of oil and gas expense accruals. The Company reported a net loss from discontinued operations of its oil and gas operations of $221,000 for the year ended June 30, 1999. During the period from July 1, 1998 through August 14, 1998, the Company sold 479 million cubic feet of natural gas and 1,200 barrels of oil at average prices of $1.86 per thousand cubic feet of natural gas and $7.13 per barrel of oil, respectively.

     Since the Company's only drilling assets were sold during the year ended June 30, 2000, the operations of the drilling subsidiaries are being presented as discontinued operations. Revenue from drilling services totaled $13.3 million for the year ended June 30, 2000. All of the revenue for the year ended June 30, 2000 was generated by the Bill Shoemaker. During this period, the Bill Shoemaker was under contract for the period July 1, 1999 through November 15, 1999. Revenue for the year ended June 30, 1999 totaled $39.8 million. The Bill Shoemaker generated $37.6 million in revenue and the Laffit Pincay generated $2.2 million in revenue during this period.

     Operating expenses for the Rigs for the year ended June 30, 2000 totaled $11.5 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $8.4 million and the Laffit Pincay's operating expenses totaled $3.1 million. Operating expenses for the Laffit Pincay during this period included the costs necessary to maintain the rig in a warm-stacked mode prior to its sale in May 2000. Operating expenses for the Bill Shoemaker during this period related to the management and direct operating expenses from July 1, 1999 through November 15, 1999 and costs necessary to maintain the rig in a warm-stacked mode from November 1999 through the date of its sale in June 2000. Operating expenses for the year ended June 30, 1999 totaled $22.2 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $13.6 million and the Laffit Pincay's operating expenses totaled $8.6 million. Operating expense for the Laffit Pincay during this period were primarily the costs to maintain the rig in a warm-stacked mode.

     Depreciation expense for the year ended June 30, 2000 relating to the Rigs totaled $63.0 million and included depreciation expense of $48.5 million and $14.5 million for the Bill Shoemaker and Laffit Pincay, respectively. Depreciation expense included $44.6 million and $12.9 million of impairment expense for the Bill Shoemaker and Laffit Pincay, respectively. Depreciation expense for the year ended June 30, 1999 totaled $5.7 million. Depreciation expense for this period included $3.8 million and $1.9 million for the Bill Shoemaker and Laffit Pincay, respectively.

     General and administrative expense relating to the Rigs for the year ended June 30, 2000 totaled $4.2 million as compared to $2.9 million for the year ended June 30, 1999.

     The operating loss relating to the Rigs for the year ended June 30, 2000 totaled $65.4 million as compared to operating income of $9.0 million for the year ended June 30, 1999. The change was due to the items discussed above.

     Interest income relating to the Rigs totaled $0.2 million for the year ended June 30, 2000 as compared to $0.1 million for the year ended June 30, 1999.

     Interest expense relating to the Rigs for the year ended June 30, 2000 totaled $7.3 million and primarily reflected interest incurred by RIGCO under the Credit Facility. Interest expense relating to the Rigs for the year ended June 30, 1999 totaled $7.7 million and related to interest incurred related to the Credit Facility.

     Interest expense to affiliates relating to the Rigs totaled $0.4 million for the year ended June 30, 2000 and included interest expense relating to loans to RIGCO from Tatham Investment Corp. and liquidated damages due to Thomas P. Tatham under the Shoemaker make-ready collateral agreement. Interest expense to affiliates relating to the Rigs totaled $1.3 million for the year ended June 30, 1999 and related to liquidated damages due to Thomas P. Tatham under the Shoemaker make-ready collateral agreement.

     The net loss from discontinued drilling operations for the year ended June 30, 2000 totaled $72.9 million as compared to a net loss from discontinued drilling operations for the year ended June 30, 1999 of $0.4 million.

     Tatham Offshore eliminated all of its Senior Preferred Stock and the associated preferred stock dividends in arrears as a result of certain Merger related agreements and repurchased and cancelled 653,365 shares of its Series A Preferred Stock in connection with the Rights Offering. Tatham Offshore's remaining preferred stock dividends totaled $3.1 million for the year ended June 30, 2000 as compared to $3.1 million for the year ended June 30, 1999. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the year ended June 30, 2000 was $83.7 million as compared with a net loss allocable to common shareholders for the year ended June 30, 1999 of $11.5 million. Basic and diluted loss per common share from continuing operations for the year ended June 30, 2000 was $0.43 per share as compared with $0.41 per share for the year ended June 30, 1999. Basic and diluted loss per common share from discontinued operations for the year ended June 30, 2000 was $2.78 per share as compared with $0.02 per share for the year ended June 30, 1999. Basic and diluted loss per common share for the year ended June 30, 2000 totaled $3.21 per share compared with $0.43 per share for the year ended June 30, 1999.

     YEAR ENDED JUNE 30, 1999 COMPARED WITH YEAR ENDED JUNE 30, 1998

     Depreciation expense totaled $49,000 for the year ended June 30, 1999 and related to certain anchor chains owned by the Company. The Company did not have any depreciation expense from continuing operations for the year ended June 30, 1998.

     General and administrative expense totaled $4.1 million for the year ended June 30, 1999 as compared to $0.9 million for the year ended June 30, 1998. The increase in general and administrative costs resulted primarily from (i) an increase in travel related costs, (ii) increased costs associated with the start-up of stand alone corporate offices and (iii) an increase in legal expenses attributable to general corporate activities.

     The operating loss for the year ended June 30, 1999 totaled $4.1 million as compared to an operating loss of $0.9 million, primarily as a result of increased general and administrative expenses.

     Interest and other income for the year ended June 30, 1999 totaled $864,000 and included interest income from available cash plus $618,000 related to a settlement with El Paso under certain merger related agreements. Interest and other income for the year ended June 30, 1998 totaled $384,000.

     Interest expense and other financing costs to affiliates for the year ended June 30, 1999 totaled $4.6 million and related to borrowings from Tatham Brothers. For the year ended June 30, 1998 the Company did not have any interest expense and other financing costs to affiliates from continuing operations.

     Net loss from continuing operations for the year ended June 30, 1999 and 1998 totaled $7.8 million and $0.5 million, respectively. The change was due to the items discussed above.

     On or before August 14, 1998, the Company transferred all of its oil and gas properties in the Gulf to DeepTech and Leviathan in connection with the Merger. The Company reported a net loss from discontinued operations of its oil and gas operations of $221,000 for the year ended June 30, 1999. During the period from July 1, 1998 through August 14, 1998, the Company sold 479 million cubic feet of natural gas and 1,200 barrels of oil at average prices of $1.86 per thousand cubic feet of natural gas and $7.13 per barrel of oil, respectively. For the year ended June 30, 1998, the Company reported a net loss from discontinued operations of its oil and gas operations of $4.3 million. During the year ended June 30, 1998, the Company sold 4,532 million cubic feet of natural gas and 16,295 barrels of oil at average prices of $2.34 per thousand cubic feet of natural gas and $16.24 per barrel of oil, respectively.

     Since the Company's only drilling assets were sold during the year ended June 30, 2000, the operations of the drilling subsidiaries are being presented as discontinued operations. Revenue from drilling services totaled $39.8 million for the year ended June 30, 1999. The Bill Shoemaker generated $37.6 million in revenue and the Laffit Pincay generated $2.2 million in revenue during this period. Revenue from drilling services totaled $0.7 million for the year ended June 30, 1998 and represented revenue from the Rigs for the period June 25, 1998 through June 30, 1998.

     Operating expenses for the year ended June 30, 1999 totaled $22.2 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $13.6 million and the Laffit Pincay's operating expenses totaled $8.6 million. Operating expense for the Laffit Pincay during this period were primarily the costs to maintain the rig in a warm-stacked mode. Operating expenses for the year ended June 30, 1998 totaled $0.4 million and were attributable to the management fee and direct operating expenses for the Rigs for the period June 25, 1998 through June 30, 1998.

     Depreciation expense for the year ended June 30, 1999 totaled $5.7 million. Depreciation expense for this period included $3.8 million and $1.9 million for the Bill Shoemaker and Laffit Pincay, respectively. Depreciation expense totaled $91,000 for the year ended June 30, 1998.

     General and administrative expense relating to the Rigs for the year ended June 30, 1999 totaled $2.9 million. The rig operations did not incur any general and administrative costs for the year ended June 30, 1998.

     Operating income relating to the Rigs for the year ended June 30, 1999 totaled $9.0 million as compared to an operating loss of $8,000 for the year ended June 30, 1998. The change was due to the items discussed above.

     Interest income relating to the Rigs totaled $0.1 million for the year ended June 30, 1999. The rig operations did not generate any interest income for the year ended June 30, 1998.

     Interest expense relating to the Rigs for the year ended June 30, 1999 totaled $7.7 million and primarily reflected interest incurred by RIGCO under the Credit Facility. The rig operations did not incur any interest expense relating to the Rigs for the year ended June 30, 1998.

     Interest expense to affiliates relating to the Rigs totaled $1.8 million for the year ended June 30, 1999 and related to the loan from Thomas P. Tatham for the Shoemaker make-ready collateral agreement. The rig operations did not incur any interest expense to affiliates for the year ended June 30, 1998.

     The net loss from discontinued drilling operations for the year ended June 30, 1999 totaled $421,000 as compared to a net loss from discontinued drilling operations for the year ended June 30, 1998 of $8,000.

     Tatham Offshore eliminated all of its Senior Preferred Stock and the associated preferred stock dividends in arrears as a result of certain Merger related agreements and repurchased and cancelled 653,365 shares of its Series A Preferred Stock in connection with the Rights Offering. Tatham Offshore's remaining preferred stock dividends totaled $3.1 million for the year ended June 30, 1999 as compared to $3.8 million for the year ended June 30, 1998. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the year ended June 30, 1999 was $11.5 million as compared with a net loss allocable to common shareholders for the year ended June 30, 1998 of $8.6 million. Basic and diluted loss per common share from continuing operations for the year ended June 30, 1999 was $0.41 per share as compared with $0.25 per share for the year ended June 30, 1998. Basic and diluted loss per common share from discontinued operations for the year ended June 30, 1999 was $0.02 per share as compared with $0.25 per share for the year ended June 30, 1998. Basic and diluted loss per common share for the year ended June 30, 1999 totaled $0.43 per share compared with $0.50 per share for the year ended June 30, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     Sources of Cash. The Company has no current cash flow from operations. The Company expects to be dependent upon cash on hand and loans under a revolving draw facility with Tatham Investment Corp. to pay its operating expenses and satisfy its other obligations. The use of cash held or generated by the Rig Subsidiaries is subject to approval of the Bankruptcy Court. As described below, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements to allow the Company to implement its business strategy in Atlantic Canada.

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

     On June 28, 2000, RIGCO sold all of its interest in the Bill Shoemaker to Fred Olsen Energy ASA for $43.6 million in cash. Expenses associated with the sale totaled $0.4 million. By order of the Bankruptcy Court, RIGCO established separate debtor-in-possession bank accounts for (i) $2.0 million to secure payment to Tatham Offshore for their interest in four of the anchor chains located on the Bill Shoemaker, (ii) $0.6 million for administrative expenses incurred in the Bankruptcy proceedings and (iii) $0.4 million for uncontested claims of unaffiliated unsecured creditors. The secured lenders under the Credit Facility and the DIP Loan received a total of $36.6 million in final payment of all principal, interest and expenses associated with the Credit Facility and DIP Loan. Pursuant to a Bankruptcy Court Order, RIGCO paid $2.0 million to Tatham Offshore for Tatham Offshore's interest in the four anchor chains on June 29, 2000. On September 25, 2000 the Rig Subsidiaries filed a motion to dismiss the Chapter 11 proceedings with the United States Bankruptcy Court. If granted, the dismissal of the Chapter 11 proceedings would allow the Rig Subsidiaries to pay in full their pre-petition unaffiliated unsecured creditors. Any funds remaining would be paid to the affiliated unsecured creditors on a pro rata basis.

     In December 1999, North Atlantic Pipeline Partners, L.P. borrowed $4.0 million from an unrelated party. The $4.0 million loan is evidenced by a demand note bearing interest at the rate of 15% per annum.

     On July 1, 1999, RIGCO entered into a committed draw facility with Tatham Investment Corp., which is 100% owned by Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company. Tatham Investment Corp. agreed to loan up to $750,000 to RIGCO for working capital purposes. Loans under this agreement bear interest at the prime rate plus 3% (on June 30, 2000, the interest rate under this facility was 12.5%) and were due on September 30, 1999. As of the date of the Bankruptcy Filing, and as of June 30, 2000, Tatham Investment Corp. had an unsecured claim of $338,303 under this agreement.

     Effective July 1, 1999, Tatham Offshore entered into a revolving draw facility with Tatham Investment Corp. The revolving draw facility provides for loans, at the lender's sole discretion, by Tatham Investment Corp. to Tatham Offshore in amounts up to $5.0 million. The revolving draw facility bears interest at the rate of 15% per annum and is payable upon demand by the lender. Through June 30, 2000, the Company had borrowed $4.2 million under this facility. The Company pledged all of its equity ownership in certain wholly-owned subsidiaries of the Company as well as a certain promissory note issued by Tatham Offshore Canada, Limited.

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

     Uses of Cash. The Company expects that its primary uses of cash will consist of amounts necessary to pay general and administrative and other operational expenses. The use of cash held by the Rig Subsidiaries required approval by the Bankruptcy Court. As a result of an agreement with the secured lenders, the Rig Subsidiaries had interim use of such cash through April 14, 2000 and limited use for payroll through May 15, 2000. See "--Liquidity Outlook". On June 28, 2000, the secured lenders claims were paid and they no longer had a lien on the Rig Subsidiaries' cash. Effective June 28, 2000, the Rig Subsidiaries, as debtors-in-possession, had use of their cash assets to satisfy their cash requirements, subject to certain amounts segregated by Bankruptcy Court orders.

     In addition, the Company will use available cash to fund the pursuit of its business strategy in Atlantic Canada. Such uses will include funding initial expenditures related to the North Atlantic Pipeline Partners' pipeline project, the remainder of the Company's Atlantic Canada strategy and any of the Company's other potential capital expenditures.

     North Atlantic Pipeline Partners is the sponsor of a proposal to construct a natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. As of June 30, 2000, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic Pipeline Partners, had incurred $14.3 million in developmental costs related to regulatory approval and pipeline infrastructure design in connection with such project and related infrastructure projects. The Company anticipates that the ultimate capital costs of the pipeline and related projects, if approved, could be in excess of several billion dollars. The Company plans to obtain debt and equity financing and/or secure joint venture partners to satisfy the capital requirements for the Atlantic Canada projects, as required.

     Liquidity Outlook. The Company intends to fund its immediate cash requirements with cash on hand and loans under the revolving draw facility with Tatham Investment Corp. At June 30, 2000, Tatham Offshore had $1.7 million of cash and cash equivalents. In addition, RIGCO had $4.9 million of cash and cash equivalents at June 30, 2000. The use of cash held by or generated from operations of the Rig Subsidiaries is subject to approval of the Bankruptcy Court. However, to meet its debt obligations and future capital needs with respect to Atlantic Canada, the Company will need to raise substantial capital (equity, debt or both) or enter into other joint venture arrangements.

     Drilling Operations

     On September 30, 1996, RIGCO entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Bill Shoemaker, to fund significant upgrades to the Bill Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the Bill Shoemaker. The Credit Facility (i) originally matured on September 30, 1998, (ii) provided for interest at the prime rate plus 3% per annum, payable quarterly, and (iii) was secured by the two semisubmersible drilling rigs and all of the related assets. On September 25, 1998, the parties to the Credit Facility amended the agreement to (i) extend the maturity date from September 30, 1998 to March 31, 1999, (ii) waive all principal payments until the maturity date, and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to March 31, 1999. RIGCO paid a total of 0.5% of the outstanding principal balance to the lenders in connection with the amendment.

     On March 31, 1999, the parties to the Credit Facility amended the agreement to (i) extend the maturity to April 30, 1999, (ii) waive all principal and interest payments until the maturity date and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to April 30, 1999. RIGCO paid a total of $100,000 to the lenders in connection with the amendment and agreed to increase the interest rate on the outstanding principal to the default rate under the Credit Facility (the prime rate plus 5% per annum) for the period of the extension. RIGCO did not make the principal payment or interest payment due on April 30, 1999 and subsequently filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. As of the date of the Bankruptcy Filing, amounts outstanding under the Credit Facility totaled $58.1 million in principal and $4.1 million in accrued interest. On June 28, 2000, all amounts outstanding under the Credit Facility were repaid from proceeds from the sale of the Bill Shoemaker. See "-- Subsidiary Bankruptcy Court Proceedings".

     Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. RIGCO was notified by Sedco Forex that as of November 18, 1998, Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. RIGCO has been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998, but has not been paid for any period since that time. RIGCO is seeking to recover its damages resulting from this early termination, along with damages unrelated to the Shell contract, in the Harris County Litigation against Schlumberger Technology Corporation, Schlumberger Canada, Ltd., Sedco Forex Corporation, and Sedco Forex Canada Limited (collectively "Sedco Forex") discussed hereafter.

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

     Following the early release of the rig by Shell, the Bill Shoemaker was towed to a shipyard in Galveston, Texas where it underwent significant unanticipated refurbishments in preparation for mobilization to the Grand Banks area in Atlantic Canada. Capital costs, including crew costs while in the shipyard, for the make-ready totaled approximately $8.5 million. Following the make-ready, the Bill Shoemaker was mobilized to the Grand Banks area in Atlantic Canada to conduct a two-well program (with three options permitting up to seven additional wells) at predetermined rates for Husky Oil Operations Limited. In connection with the Bill Shoemaker make-ready agreement with Sedco Forex, RIGCO obtained a letter of credit for $6.5 million to secure payment to Sedco Forex. The letter of credit was secured with funds provided by Mr. Tatham. In exchange for providing the funds to secure the letter of credit, RIGCO paid a fee of $500,000 to Mr. Tatham. RIGCO agreed to pay Mr. Tatham, as liquidated damages, $10,000 per day from February 15, 1999 until such funds were returned. The liquidated damages payment would be in the form of a promissory note bearing interest at the rate of 18% per annum. All of the funds securing the letter of credit were drawn by Sedco Forex for payments under the make-ready agreement. As of June 30, 2000, Mr. Tatham had a claim against RIGCO for liquidated damages of $1.8 million.

     Subsidiary Bankruptcy Court Proceedings

     On or about February 9, 2000, RIGCO, FPS III, FPS IV and FPS V, as debtors-in-possession, and the secured lenders under the Credit Facility filed a Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection with the Bankruptcy Court (the "February 2000 Stipulation"). The February 2000 Stipulation provided that (i) the debtors-in-possession would accept an offer to purchase the Laffit Pincay at the best commercial offer above a stated minimum, (ii) within five business days of the acceptance of the offer, debtors-in-possession would file with the Bankruptcy Court a motion seeking approval of reasonable and customary proposed bankruptcy sale procedures including the establishment of an overbid period and approval of topping fees,
(iii) within five business days of the acceptance of the offer, debtors-in-possession would retain a certain broker to market the Laffit Pincay,
(iv) the debtors-in-possession would enter into a definitive Purchase Agreement which is acceptable to the secured lenders for the sale of the Laffit Pincay within 21 days after the acceptance of the offer and would file a motion seeking approval of the proposed sale pursuant to the terms of the Purchase Agreement with the Bankruptcy Court, (v) the debtors-in-possession would use their best efforts to obtain a hearing on the proposed sales procedures on February 17, 2000, a hearing on the proposed sale on March 20, 2000 and the closing of the sale of the Laffit Pincay on or before March 31, 2000, (vi) the terms of the Purchase Agreement or any subsequent purchase agreement approved by the Bankruptcy Court would provide that the sale of the Laffit Pincay would close on or before March 31, 2000, assuming all conditions precedent to the closing have been satisfied, (vii) upon the sale of the Laffit Pincay, the secured lenders would receive all of the net proceeds from the sale after deduction of customary and reasonable expenses, costs and fees associated with the sale, (viii) on or before March

31, 2000, the debtors-in-possession would accept an offer to purchase the Bill Shoemaker for an amount exceeding all remaining amounts owing to the secured lenders and that the sale of the Bill Shoemaker would close no later than June 30, 2000, (ix) if the debtors-in-possession fulfill the conditions for the sale of the Bill Shoemaker as set forth in (viii) above, some or all of the secured lenders would make a post-petition loan to RIGCO up to $1.6 million (the "DIP Loan"), (x) proceeds from the sale of the Bill Shoemaker will be used to first pay off the obligations under the DIP Loan and second to pay off all secured obligations owed to the secured lenders under the Credit Facility, (xi) upon approval of the Bankruptcy Court of the February 2000 Stipulation, the debtors-in-possession would pay the secured lenders $2.0 million in partial payment of the secured lenders' claim and (xii) debtors-in-possession would be allowed continued use of the cash collateral through March 31, 2000 in accordance with an agreed budget.

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

     On June 28, 2000, RIGCO sold all of its interest in the Bill Shoemaker to Fred Olsen Energy ASA for $43.6 million in cash. Expenses associated with the sale totaled $0.4 million. By order of the Bankruptcy Court, RIGCO established separate debtor-in-possession bank accounts for (i) $2.0 million to secure payment to Tatham Offshore for their interest in four of the anchor chains located on the Bill Shoemaker, (ii) $0.6 million for administrative expenses incurred in the Bankruptcy proceedings and (iii) $0.4 million for uncontested claims of unaffiliated unsecured creditors. The secured lenders under the Credit Facility and the DIP Loan received a total of $36.6 million in final payment of all principal, interest and expenses associated with the Credit Facility and DIP Loan. Pursuant to a Bankruptcy Court Order, RIGCO paid $2.0 million to Tatham Offshore for Tatham Offshore's interest in the four anchor chains on June 29, 2000. The remaining $3.5 million is available to RIGCO as debtor-in-possession pending the approval of the Bankruptcy Court of RIGCO's plan of reorganization or a dismissal of the Chapter 11 proceedings.

     On September 25, 2000, the Rig Subsidiaries filed a motion to dismiss the Chapter 11 proceedings with the United States Bankruptcy Court. If granted, the dismissal of the Chapter 11 proceedings would allow the Rig Subsidiaries to pay in full their pre-petition unaffiliated unsecured creditors. Any funds remaining would be paid to the affiliated unsecured creditors on a pro rata basis.

     Atlantic Canada

     The Company has refocused its business from the development, exploration and production of oil and gas in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada. The Company believes that the Atlantic Canada region offers significant investment opportunities and the Company plans to diversify its business to include the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments including upstream exploration and production activities and the acquisition of oil and gas concessions or license interests. The Company has incurred approximately $14.3 million in costs associated with its Atlantic Canada strategy.

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

     Other

     In connection with the Merger, the Company entered into a $22.9 million short-term financing arrangement with Tatham Brothers (as amended, the "Short-Term Facility") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the redemption agreement with Leviathan, (ii) pay $1.4 million to DeepTech in connection with the management agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering,
(iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short-Term Facility. Tatham Brothers is an affiliate of Thomas P. Tatham and the parent company of TB Securities. The Short-Term Facility accrued interest at the rate of 12% per annum and was due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million of accrued interest into a new short-term loan which bears interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short-Term Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO and FPS V, both subsidiaries of the Company, which had an outstanding balance of approximately $81.0 million at June 30, 2000. On March 31, 1999, the Company and Tatham Brothers extended the Short-Term Facility until April 30, 1999. Pursuant to the terms of the Short-Term Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amount; as a result, an Event of Default has occurred and is continuing under the Short-Term Facility.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk inherent in financial instruments outside the financial statements is considered immaterial.

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

     The following table sets forth certain information as of August 31, 2000, regarding the executive officers and directors of Tatham Offshore. Each executive officer named in the following table has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office.

     There is no family relationship among any of the executive officers of directors of Tatham Offshore, and no arrangement or understanding exists between any executive officer or director of Tatham Offshore and any other person pursuant to which he or she was or is to be selected as an officer or director.

               Name                           Age                             Position(s)
               ----                           ---                             -----------
         Thomas P. Tatham                      54                      Chairman of the Board,
                                                                       Chief Executive Officer

         Dennis A. Kunetka                     51                      Chief Financial Officer,
                                                                       Senior Vice President and Secretary

         Harvey O. Fleisher                    54                      Senior Vice President - Marine Services

         Ira Gervais                           54                      Senior Vice President - Operations
                                                                       RIGCO North America, L.L.C.

         Philip German                         47                      Vice President - Engineering
                                                                       Tatham Offshore Canada Limited

         Kenneth L. Hamilton                   53                      Vice President, Treasurer
                                                                       and Assistant Secretary

         Dennis J. Lubojacky                   47                      Vice President - Controller
                                                                       and Financial Planning

         Kenneth E. Beeney                     41                      Director

         James G. Niven                        54                      Director

         Roger B. Vincent, Sr.                 55                      Director

         Don W. Wilson                         53                      Director


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

     Ira Gervais has served as Senior Vice President of Operations of RIGCO North America, L.L.C. since April 1999. Prior to joining the Company, Mr. Gervais was employed with Sedco Forex, a division of Schlumberger Technology Corporation, and was in charge of rig operations. Mr. Gervais has over 25 years of experience in the offshore oil and gas industry and held various positions throughout the world in engineering, operations, and rig management until his recent retirement from Schlumberger. During his tenure with Schlumberger, Mr. Gervais was also assigned to many Research and Engineering projects and new rig building projects for Sedco. Prior to joining Sedco, Mr. Gervais worked for eight years for Avondale shipyards in various ship and rig building projects. Mr. Gervais holds a B.S. degree from the University of Texas at Arlington and an ASEE from Delgado Junior College. Mr. Gervais also holds a Liberian Chief Engineers Marine license and is a certified DNV Quality Lead Auditor. Mr. Gervais resigned his office effective July 31, 2000.

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

     Dennis J. Lubojacky has served as Vice President - Controller and Financial Planning of the Company since August 1998. Mr. Lubojacky served as Controller of DeepFlex from August 1996 through August 1998. Prior to joining DeepTech, Mr. Lubojacky worked for two years as an independent consultant after serving as Vice President - Controller for Nabors Yemen Ltd. from 1991 to 1994. Mr. Lubojacky has over 24 years of experience in the oil and gas industry, primarily with offshore and onshore drilling contractors in various accounting and financial management positions. Mr. Lubojacky holds a B.B.A. degree from Sam Houston State University and is a certified public accountant. Mr. Lubojacky resigned his office effective May 19, 2000.

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

     James G. Niven has served as a Director of the Company since June 1994 and as a General Partner of Pioneer Associates, a venture capital investment company, since 1982. Mr. Niven has been a Senior Vice President of Sotheby's Inc. since November 1996 and is currently a Director of The Lynton Group, Inc. and HealthPlan Services, Inc. He served as Chairman of the Board of Global Natural Resources from 1989 to 1995 and is a member of the Board of Managers of Memorial Sloan-Kettering Cancer Center, and a Trustee of the Museum of Modern Art, and the National Center for Learning Disabilities, Inc. Mr. Niven resigned as Director of the Company effective July 28, 2000.

     Roger B. Vincent, Sr. has served as a Director of the Company since January 1996. Mr. Vincent is President of Springwell Corporation, a corporate finance advisory firm located in New York. Prior to founding Springwell, Mr. Vincent spent 18 years with Bankers Trust Company where he was a Managing Director of the firm as well as in charge of the firm's Client Group. Mr. Vincent is a director of AmeriGas Propane, Inc., a general partner of AmeriGas Partners, L.P. (NYSE listed), and a Trustee of the GCG Trust of the Golden American Life Insurance Company (a subsidiary of the ING Group). Mr. Vincent is a graduate of Yale University and Harvard Business School. Mr. Vincent resigned as a Director of the Company effective July 31, 2000.

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

     The following table sets forth the compensation paid by the Company to the Chief Executive Officer and each of the Company's four other most highly compensated executive officers for the fiscal year ended June 30, 2000 (collectively, the "Named Officers"). The compensation set forth in the table represents amounts paid to the Named Officers for their services rendered in all capacities to DeepTech and its subsidiaries for the fiscal year ended June 30, 1998 and a portion of the fiscal year ended June 30, 1999. Therefore, the amounts shown do not reflect amounts earned solely as compensation for services to the Company. As noted below, in addition to serving as executive officers of the Company, each of Messrs. Tatham, Fleisher and Kunetka also served as officers of DeepTech and one or more of its affiliates for the indicated periods prior to August 14, 1998.

                                            ANNUAL COMPENSATION
                                          ------------------------                             LONG-TERM
                                                                                             COMPENSATION
NAME/PRINCIPAL                                                            OTHER ANNUAL          AWARDS          ALL OTHER
POSITION WITH                  FISCAL       SALARY           BONUS       COMPENSATION(1)        OPTIONS        COMPENSATION
TATHAM OFFSHORE                 YEAR          ($)             ($)              ($)                (#)              ($)
Thomas P. Tatham (2)            2000              --            --                 --               --               --
Chief Executive Officer         1999      $  125,001(3)         --         $  233,332(3)            --               --
                                1998      $1,000,000(3)         --         $1,400,000(3)            --         $272,500(4)

Dennis A. Kunetka (5)           2000      $  180,000            --                 --               --               --
Senior Vice President and       1999      $  193,743(6)         --                 --          150,000(7)            --
Chief Financial Officer         1998      $  161,450(8)         --                 --          100,000(12)           --

Harvey O. Fleisher (9)          2000      $  162,000            --                 --               --               --
Senior Vice President -         1999      $  176,250(6)         --                 --          150,000(7)            --
Marine Services                 1998      $  150,000(8)         --                 --               --               --

Phillip German (10)             2000      $  180,000            --                 --               --               --
Vice President -                1999      $  157,500            --                 --          150,000(7)            --
Engineering                     1998              --            --                 --               --               --

Kenneth L. Hamilton (11)        2000      $  135,000            --                 --               --               --
Vice President - Treasurer      1999      $  146,874(6)         --                 --          150,000(7)            --
and Assistant Secretary         1998      $  151,038(8)         --                 --               --               --

----------

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

(4) Represents the excess of the fair market value of DeepTech options over the exercise price on the date such options were exercised.

(5) Mr. Kunetka also served as Senior Vice President - Corporate Finance and Investor Relations for DeepTech and Leviathan until August 14, 1998.

(6) Includes amounts paid by DeepTech from July 1, 1998 through August 14, 1998 and amounts paid by the Company from August 15, 1998 through June 30, 1999.

(7) Includes an option to purchase 100,000 shares of Common Stock and the grant of 50,000 shares of restricted Series A 12% Cumulative Convertible Preferred Stock under Tatham Offshore's Incentive Plan.

(8)  Amounts paid by DeepTech.

(9) Mr. Fleisher also served as Executive Vice President of DeepFlex Production Services.

(10) Mr. German joined the Company on August 15, 1999.

(11) Mr. Hamilton served as Corporate Tax Director of DeepTech from August 1997 to August 14, 1998.

(12) Options granted under Tatham Offshore's Incentive Plan to purchase Common Stock.

OPTION EXERCISES AND YEAR-END VALUE TABLES

The following table sets forth certain information regarding the outstanding options and warrants to purchase Tatham Offshore Common Stock held by the Named Officers at June 30, 2000.

                                                                           NUMBER OF                 VALUE OF UNEXERCISED
                                                      VALUE          UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS AT
                               SHARES ACQUIRED ON   REALIZED        AT FISCAL YEAR-END (#)          FISCAL YEAR-END ($)
            NAME                  EXERCISE (#)         ($)         EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
Thomas P. Tatham                          --            --                  --  /   --                  --   /   --

Dennis A. Kunetka                         --            --              50,000  /  50,000(1)            --   /   --
                                                                                  100,000(2)

Harvey O. Fleisher                        --            --                  --  / 100,000(2)            --   /   --

Philip German                             --            --                  --  / 100,000(2)            --   /   --

Kenneth L. Hamilton                       --            --                  --  / 100,000(2)            --   /   --

----------

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

                            COMPENSATION COMMITTEE
                            OF THE BOARD OF DIRECTORS

                                                               Kenneth E. Beeney
                                                                   Don W. Wilson

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

     A total of 700,000 Awards issued pursuant to the Incentive Plan are currently outstanding.

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

ADDITIONAL DIRECTOR OPTIONS

     On December 31, 1998, each of Messrs. Beeney, Niven, Vincent and Wilson, the outside directors of the Company at the time, were granted options to purchase 100,000 shares of the Company's Common Stock for $0.40625 per share, the trading price for the Company's Common Stock on that date. The options vest 33-1/3% each year beginning December 31, 1999.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of August 31, 2000 the beneficial ownership of the outstanding Common Stock of Tatham Offshore by (i) each person who is known to Tatham Offshore to beneficially own more than 5% of the outstanding Common Stock of Tatham Offshore, (ii) each director and director nominee of Tatham Offshore, (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation") and (iv) all executive officers and directors of Tatham Offshore as a group.

                                       SHARES OF CLASS BENEFICIALLY OWNED(1)
                                                 TATHAM OFFSHORE
                                                COMMON STOCK(2)
                                       -------------------------------------
                                         NUMBER                   PERCENT
                                       -----------              ------------
Kenneth E. Beeney ...................       41,833(3)                 *
Harvey O. Fleisher ..................       27,000(4)                 *
Phillip German ......................       15,620(4)                 *
Kenneth L. Hamilton .................       17,255(4)                 *
Dennis A. Kunetka ...................       68,250(5)                 *
James G. Niven ......................       42,711(6)                 *
Thomas P. Tatham ....................      665,010(7)               2.7%
  4400 Post Oak Parkway
  Suite 1550
  Houston, Texas 77027
Roger B. Vincent, Sr ................       36,673(8)                 *
Don W. Wilson .......................       22,500(3)                 *
Tatham Brothers Securities, LLC .....   21,847,492(9)              80.5%
  4400 Post Oak Parkway
  Suite 1550
  Houston, Texas 77027
Elliott Associates, L.P. ............    1,886,204(10)              6.8%
  712 5th Avenue, 36th Floor
  New York, New York 10019
Martley International, L.P. .........    1,886,204(10)              6.8%
  1086 Teaneck Road
  Teaneck, New Jersey 07666
Westgate International, L.P. ........    1,886,204(10)              6.8%
  c/o Midland Bank Trust
  Corporation (Cayman) Limited
  P.O. Box 1109, Mary Street
  Grand Cayman, Cayman Islands
  British West Indies
Lehman Commercial Paper, Inc. .......    1,467,660(11)              5.6%
  3 World Financial Center
  9th Floor
  New York, New York 10285
Executive officers and directors
  as a group (9 persons) ............      817,212(12)              3.0%

     ----------
     *Less than 1%.

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

(3)  Includes options to purchase 33,333 shares of Common Stock.

(4) Includes 17,000 shares of Common Stock assumed acquired as a result of conversion of 50,000 shares of Series A Preferred Stock into Common Stock.

(5) Includes options to purchase 50,000 shares of Common Stock. Also includes 17,000 shares of Common Stock assumed acquired as a result of conversion of 50,000 shares of Series A Preferred Stock into Common Stock.

(6)  Includes options to purchase 36,333 shares of Common Stock.

(7) Includes 526,524 shares assumed acquired as a result of conversion of 1,548,600 shares of Series A Preferred Stock into Common Stock. Also includes 1,833 shares assumed acquired as a result of conversion of 21,000 shares of Series C Preferred Stock into Common Stock. Mr. Tatham owns 9.0% of the Series A Preferred Stock outstanding.

(8) Includes 340 shares assumed acquired as a result of conversion of 1,000 shares of Series A Preferred Stock into Common Stock. Also includes options to purchase 33,333 shares of Common Stock.

(9) Includes 1,174,851 shares of Common Stock assumed acquired as a result of conversion of 3,455,444 shares of Series A Preferred Stock. Tatham Brothers Securities, LLC owns 20.1% of the Series A Preferred Stock outstanding.

(10) The total number of shares credited to each of Elliott Associates, a Delaware limited partnership, Westgate International, L.P., a Cayman Islands Limited Partnership ("Westgate") and Martley International, Inc., a Delaware corporation ("Martley") as beneficial ownership interest includes
     (a) 1,620,664 shares beneficially owned by Elliott Associates ("Elliott Shares") and (b) 265,540 shares beneficially owned by Westgate ("Westgate Shares"). The Westgate Shares are credited to Martley because Westgate and Martley share the power to vote, direct the vote of, and to dispose or direct the disposition of the Westgate Shares. The Westgate Shares are credited to Elliott Associates, the Elliott Shares credited to Westgate, and the Elliott Shares credited to Martley as a result of Elliott Associates, Martley and Westgate's actions as a shareholder group under Rule 13D-3 of the Exchange Act. The Elliott Shares include 1,763,847 shares that may be acquired by Elliott Associates by conversion of 5,187,784 shares of Series A Preferred Stock owned by Elliott Associates into Common Stock; the Westgate Shares include 289,000 shares of Common Stock that may be acquired by Westgate as a result of the conversion of 850,000 shares of Series A Preferred Stock owned by Westgate into Common Stock. Each of Elliott Associates, Westgate and Martley beneficially owns 35.1% of the Series A Preferred Stock outstanding.

(11) Includes 78,924 shares of Common Stock assumed acquired as a result of conversion of 232,128 shares of Series A Preferred Stock.

(12) Includes 595,119 shares of Common Stock assumed acquired as a result of conversion of 1,750,350 shares of Series A Preferred Stock. Also includes 1,833 shares of Common Stock assumed acquired as a result of conversion of 21,000 shares of Series C Preferred Stock. Also includes options to purchase 189,332 shares of Common Stock. The executive officers and directors as a group beneficially own 10.2% of the Series A Preferred Stock outstanding.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires Tatham Offshore's officers and directors, and persons who beneficially own more than 10% of Common Stock ("10% Stockholders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission") and the regulations of the Securities and Exchange Commission require such officers, directors and 10% Stockholders to furnish the Company with copies of all such reports that they file. Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto provided to the Company, and certain written representations furnished to the Company, the Company believes that, during the fiscal year ended June 30, 2000, its executive officers, directors and greater than 10% beneficial owners complied with all applicable filing requirements.

COMPARATIVE STOCK PERFORMANCE

     As required by applicable rules of the Commission, the performance graph was prepared based upon the following assumptions:


     1. $100 was invested in Common Stock, the Standard & Poor's 500 Stock Index (the "S&P 500 Index") and the Dow Jones Oil -- Secondary Index (the "Peer Group") on June 30, 1995.


     2.   Dividends are reinvested on the ex-dividend dates.



                            COMPARATIVE TOTAL RETURNS

           TATHAM OFFSHORE, INC., THE S&P 500 INDEX AND THE PEER GROUP (PERFORMANCE RESULTS FOR THE FIVE YEAR PERIOD ENDING JUNE 30, 2000)

                                    [GRAPH]


                        30-JUN-95     30-JUN-96    30-JUNE-97    30-JUN-98     30-JUN-99     30-JUN-00
                      -------------- ------------ ------------- ------------- ------------- ------------
TATHAM OFFSHORE           100.00           25.00        14.29          8.57          1.34          0.54

S&P 500 INDEX             100.00          126.00       169.72        220.91        271.18        290.84

PEER GROUP                100.00          120.57       127.21        123.74        109.56        135.54

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

              10.48 Seventh Amendment dated March 30, 1999 to the Credit Agreement among RIGCO North America, L.L.C., Lehman Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and Documentation Agent and BHF-Bank Aktrengesellschaft, as Administrative Agent (filed as Exhibit 10.48 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, Commission File No. 0-22892 and incorporated herein by reference).

              10.49 Promissory Note from RIGCO North America, L.L.C. to Tatham Investment Corp. dated June 30, 1999 for the lesser of (i) $750,000 and (ii) the total unpaid principal amount of all loans made thereunder, with interest (filed as Exhibit 10.49 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, Commission File No. 0-22892 and incorporated herein by reference).

              10.50 Revolving Demand Promissory Note from Tatham Offshore, Inc. to Tatham Investment Corp. dated July 1, 1999 for the lesser of (i) $5,000,000 and (ii) the aggregate unpaid principal amount of all loans made thereunder, with interest (filed as Exhibit 10.50 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, Commission File No. 0-22892 and incorporated herein by reference).

              10.51 Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection (filed as Exhibit
                        99.1 to Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, Commission File No. 0-22892 and incorporated herein by reference).

              10.52 Supplement to Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection (filed as Exhibit 99.2 to Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, Commission File No. 0-22892 and incorporated herein by reference).

              10.53 Second Supplement to Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection (filed as Exhibit 99.3 to Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, Commission File No. 0-22892 and incorporated herein by reference).

              21.1      List of Subsidiaries of Tatham Offshore, Inc. (filed as
                        Exhibit 21.1 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, Commission File No. 0-22892 and incorporated herein by reference).

              23.1*     Consent of Independent Accountants,
                        PricewaterhouseCoopers LLP.

              24.1 Powers of Attorney (included on the signature page on this Annual Report on Form 10-K).

              27.1*     Financial Data Schedule.

----------

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

                                             TATHAM OFFSHORE, INC.
                                             (Registrant)

                                             By:  /s/ Thomas P. Tatham
                                                -------------------------------
                                                Thomas P. Tatham
                                                Chairman of the Board
                                                  and Chief Executive Officer
                                                September 28, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.

/s/ Thomas P. Tatham
----------------------------------------------
Thomas P. Tatham, Chairman of the Board
  and Chief Executive Officer
September 28, 2000

/s/ Dennis A. Kunetka
----------------------------------------------
Dennis A. Kunetka, Chief Financial Officer,
  Senior Vice President and Secretary
  (Principal Accounting Officer)
September 28, 2000

/s/ Kenneth E. Beeney
----------------------------------------------
Kenneth E. Beeney, Director
September 28, 2000

/s/ Don W. Wilson
----------------------------------------------
Don W. Wilson, Director
September 28, 2000

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                              INDEX TO CONSOLIDATED
                              FINANCIAL STATEMENTS






                                                                                             PAGE
                                                                                             ----
Tatham Offshore, Inc. and Subsidiaries:
     Report of Independent Accountants....................................................    F-2
     Consolidated Balance Sheet as of June 30, 2000 and 1999..............................    F-3
     Consolidated Statement of Operations for the Years Ended
         June 30, 2000, 1999, and 1998....................................................    F-4
     Consolidated Statement of Cash Flows for the Years Ended
         June 30, 2000, 1999, and 1998....................................................    F-5
     Consolidated Statement of Stockholders' Equity for the Years
         Ended June 30, 2000, 1999, and 1998..............................................    F-6
     Notes to Consolidated Financial Statements...........................................    F-7


RIGCO North America, L.L.C., FPS III, Inc., FPS V, Inc.,
  FPS VI, L.L.C., Debtors-in-Possession:
     Report of Independent Accountants....................................................    F-29
     Combined Balance Sheet as of June 30, 2000 and 1999..................................    F-30
     Combined Statement of Operations and Accumulated Deficit
         for the Years Ended June 30, 2000, 1999 and 1998.................................    F-31
     Combined Statement of Cash Flows for the Years Ended
         June 30, 2000, 1999 and 1998.....................................................    F-32
     Notes to Combined Financial Statements...............................................    F-33

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Tatham Offshore, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Tatham Offshore, Inc. and its subsidiaries (the Company) at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 5 to the consolidated financial statements, as of April 30, 1999, a wholly-owned subsidiary of the Company was in default under the terms of its senior secured credit facility and on August 9, 1999, four wholly-owned subsidiaries of the Company filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code. Additionally, as of April 30, 1999, the Company was in default under the terms of its short-term credit facility with an affiliate. In May and June 2000, the four subsidiaries sold the drilling rigs and paid the secured lenders all principal, interest and expenses associated with the senior secured credit facility. At June 30, 2000, the Company remains in default under the terms of its short-term credit facility with an affiliate and does not have the ability to repay this borrowing. With the sale of the drilling rigs, the Company currently has no operating assets and no operating cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP

Houston, Texas
September 28, 2000

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                                          June  30,
                                                                                    ----------------------
                                                                                      2000         1999
                     ASSETS

Current assets:
    Cash and cash equivalents                                                       $   1,731    $     486
    Accounts receivable                                                                    10       16,076
    Notes receivable                                                                    2,069           --
    Prepaid expenses                                                                       11          168
                                                                                    ---------    ---------
       Total current assets                                                             3,821       16,730
                                                                                    ---------    ---------

Property and equipment:
     Semisubmersible drilling rigs                                                         --      146,487
     Other                                                                                449           --
                                                                                    ---------    ---------
                                                                                          449      146,487
     Less - accumulated depreciation                                                       --       12,204
                                                                                    ---------    ---------
       Property and equipment, net                                                        449      134,283
                                                                                    ---------    ---------

Restricted cash                                                                           170          170
Deferred costs                                                                         14,253       12,591
Equity investment                                                                       3,986           --
                                                                                    ---------    ---------
       Total assets                                                                 $  22,679    $ 163,774
                                                                                    =========    =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                        $     908    $  10,102
    Accounts payable to affiliates                                                      6,040        8,082
    Long-term debt currently payable                                                    4,350       58,148
    Long-term debt to affiliate currently payable                                      31,028       26,519
                                                                                    ---------    ---------
       Total current liabilities                                                       42,326      102,851
                                                                                    ---------    ---------

Commitments and contingencies (Note 9)

Stockholders' equity (deficit) (Note 6):
    Preferred stock, $0.01 par value, 110,000,000 shares authorized as of June 30, 2000 and 1999, respectively, 17,554,210 and
       17,579,717 shares issued and outstanding at June 30, 2000
       and 1999, respectively                                                             176          176
    Common stock, $0.01 par value, 250,000,000 shares authorized as of June 30, 2000 and 1999, respectively, 26,079,625 and
       26,074,321 shares issued and outstanding as of June 30, 2000
       and 1999, respectively                                                             261          261
    Additional paid-in capital                                                        186,217      186,217
    Accumulated deficit                                                              (206,301)    (125,731)
                                                                                    ---------    ---------
                                                                                      (19,647)      60,923
                                                                                    ---------    ---------
       Total liabilities and stockholders' equity (deficit)                         $  22,679    $ 163,774
                                                                                    =========    =========

    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                             Year ended June 30,
                                                              ----------------------------------------------
                                                                 2000              1999              1998
Revenue                                                       $        --       $       --       $        --
                                                              -----------       ----------       -----------
                                                                       --               --                --
                                                              -----------       ----------       -----------

Costs and expenses:
    Depreciation                                                       64               49                --
    General and administrative expenses                             2,488            4,077               862
                                                              -----------       ----------       -----------
                                                                    2,552            4,126               862
                                                              -----------       ----------       -----------

Operating income (loss)                                            (2,552)          (4,126)             (862)

Interest and other income                                             358              864               384
Interest expense and other financing costs                           (350)              --                --
Interest expense and other financing costs - affiliates            (5,452)          (4,578)               --
                                                              -----------       ----------       -----------

Net loss from continuing operations                           $    (7,996)      $   (7,840)      $      (478)

Discontinued operations (Note 1)
    Gain (loss) from oil and gas operations                           336             (221)           (4,325)
    Loss from equity investment                                   (72,910)            (421)               (8)
                                                              -----------       ----------       -----------
       Total loss from discontinued operations                    (72,574)            (642)           (4,333)
                                                              -----------       ----------       -----------

Net loss                                                          (80,570)          (8,482)           (4,811)
                                                              -----------       ----------       -----------

Preferred stock dividends                                          (3,105)          (3,055)           (3,770)
                                                              -----------       ----------       -----------

Net loss allocable to common shareholders                     $   (83,675)      $  (11,537)      $    (8,581)
                                                              ===========       ==========       ===========

Weighted average number of shares                                  26,076           26,558            17,300
                                                              ===========       ==========       ===========

Basic and diluted loss per common share
    from continuing operations (Note 3)                       $    (0.43)       $     (0.41)     $     (0.25)
                                                              ==========        ===========      ===========

Basic and diluted loss per common share
    from discontinued operations (Note 3)                     $    (2.78)       $     (0.02)     $     (0.25)
                                                              ==========        ===========      ===========

Basic and diluted loss per common share (Note 3)              $    (3.21)       $     (0.43)     $     (0.50)
                                                              ==========        ===========      ===========


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                           Year ended June 30,
                                                                                     --------------------------------
                                                                                       2000        1999        1998
Cash flows from operating activities:
       Net loss                                                                      $(80,570)   $ (8,482)   $ (4,811)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Depreciation                                                                    64       5,968       3,047
           Amortization of debt issue costs                                                --       3,079          39
           Costs and expenses settled by issuance of common stock                          --          --         389
           Noncash interest expense                                                     5,299       3,607       1,709
           Loss from equity investment                                                 72,910          --          --
           Other                                                                         (249)         --          --
           Changes in operating working capital (net of effect of
             deconsolidating and conveyance):
              (Increase) decrease in accounts receivable                                   22     (13,119)       (668)
              (Increase) decrease in receivable from affiliates                          (847)        488         837
              Increase in notes receivable                                             (2,069)         --          --
              (Increase) decrease in prepaid expenses                                       1          (1)       (116)
              Increase (decrease) in accounts payable and accrued liabilities            (786)      7,046      (3,369)
              Increase (decrease) in accounts payable to affiliates                      (243)      3,935       4,819
                                                                                     --------    --------    --------
              Net cash provided by (used in) operating activities                      (6,468)      2,521       1,876
                                                                                     --------    --------    --------

Cash flows from investing activities:
     Additions to property and equipment                                                 (449)    (10,733)       (352)
     Deferred costs                                                                    (1,662)     (1,036)    (10,212)
     Proceeds from sale of anchor chain                                                 2,000          --          --
     Reduction in cash from deconsolidating Rig Subsidiaries                             (382)         --          --
     Cash received from conveyance of DeepFlex to Tatham Offshore                          --          --       3,580
     Conveyance of oil and gas properties                                                  --      (1,605)         --
                                                                                     --------    --------    --------
              Net cash used in investing activities                                      (493)    (13,374)     (6,984)
                                                                                     --------    --------    --------

Cash flows from financing activities:
     Repayment of notes payable                                                            --      (1,008)       (250)
     Proceeds from notes payable to affiliate                                           4,206      14,579          --
     Proceeds from demand note                                                          4,000          --          --
     Repayment of notes payable to affiliate                                               --      (2,250)         --
     Proceeds from the issuance of common stock related to the
        exercise of Exchange Warrants                                                      --          --       2,656
     Redemption of Mandatory Redeemable Preferred Stock                                    --          --      (2,496)
     Increase in restricted cash                                                           --        (170)         --
     Debt issue costs                                                                      --      (2,501)         --
                                                                                     --------    --------    --------
              Net cash provided by (used in) financing activities                       8,206       8,650         (90)
                                                                                     --------    --------    --------

Net increase (decrease) in cash and cash equivalents                                    1,245      (2,203)     (5,198)
Cash and cash equivalents at beginning of year                                            486       2,689       7,887
                                                                                     --------    --------    --------
Cash and cash equivalents at end of year                                             $  1,731    $    486    $  2,689
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

                              TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (In thousands)


                                                                               Warrants
                                                                              outstanding
                                                                           to purchase shares
                            Preferred Stock            Common Stock         of Convertible
                        -----------------------  -----------------------     Exchangeable    Additional
                         Number of                 Number of                  Preferred        paid-in    Accumulated
                          Shares     Par value      Shares     Par value        Stock          capital      deficit       Total
                        ---------   ----------   ----------   ---------- ------------------  -----------  -----------   ----------
Balance, June 30, 1997     24,344          243       27,356          274              --          84,225     (112,438)    (27,696)

Reverse stock split            --           --      (24,620)        (246)             --             246           --          --

Conversion of debt into
  common stock                 --           --       26,667          266              --          61,443          --       61,709

Contribution by DeepTech
  of all of the outstand-
  ing capital stock of
  DeepFlex                     --           --           --           --              --          59,279          --       59,279

Conveyance of all of the
  outstanding capital
  stock of Tatham
  Development to DeepTech      --           --           --           --              --         (13,620)         --      (13,620)

Issuance of common stock       --           --           90            1              --             388          --          389

Conversion of Series A
  Preferred Stock into
  common stock               (375)          (3)         101            1              --               2          --           --

Conversion of Series C
  Preferred Stock into
  Exchange Warrants        (1,017)         (10)          --           --           1,474          (1,464)         --           --

Issuance of common stock
  related to the exercise
  of Exchange Warrants         --           --          407            4          (1,474)          4,126          --        2,656

Redemption of Mandatory
  Redeemable Preferred
  Stock                    (4,991)         (50)          --           --              --          (2,446)         --       (2,496)


Net loss for the year
  ended June 30, 1998          --           --           --           --              --              --      (4,811)      (4,811)
                       ----------   ----------   ----------   ---------- ---------------     -----------   ---------      -------

Balance, June 30, 1998     17,961          180       30,001          300              --         192,179    (117,249)      75,410

Merger related trans-
actions (Note 2)             (661)          (7)      (3,927)         (39)             --          (6,235)         --       (6,281)

Expiration of minority
  interest in consoli-
  dated subsidiary             --           --           --           --              --             250          --          250

Issuance of restricted
  stock                       280            3           --           --              --              23          --           26

Net loss for the year
  ended June 30, 1999          --           --           --           --              --              --      (8,482)      (8,482)
                       ----------   ----------   ----------   ---------- ---------------     -----------   ---------     --------

Balance, June 30, 1999     17,580          176       26,074          261              --         186,217    (125,731)      60,923

Conversion of Series A
  Preferred Stock into
  common stock                 (6)          --            2           --              --              --          --           --

Conversion of Series B
  Preferred Stock into
  common stock                (20)          --            4           --              --              --          --           --

Net loss for the year
  ended June 30, 2000          --           --           --           --              --              --     (80,570)      (80,570)
                       ----------   ----------   ----------   ---------- ---------------     -----------   ---------      --------

Balance, June 30, 2000     17,554          176       26,080          261              --         186,217    (206,301)      (19,647)

    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Tatham Offshore, Inc. ("Tatham Offshore" or the "Company"), a Delaware corporation, is currently pursuing, through its subsidiaries, energy related opportunities in Atlantic Canada, including substantial natural gas gathering and transmission facilities and related energy infrastructure (see "Bankruptcy Filing by Subsidiaries" and "Discontinued Operations" below). Historically, Tatham Offshore was engaged in the development, exploration and production of oil and gas reserves located primarily offshore the United States in the Gulf of Mexico (the "Gulf"). Prior to August 14, 1998, Tatham Offshore was an approximately 94%-owned subsidiary of DeepTech International Inc. ("DeepTech"), a diversified energy company. In connection with the merger of DeepTech with a subsidiary of El Paso Energy Corporation ("El Paso Energy") and related transactions completed on or before August 14, 1998 (the "Merger"), (i) Tatham Offshore transferred its ownership of Tatham Offshore Development, Inc. ("Tatham Development"), a Delaware corporation and former wholly-owned subsidiary of Tatham Offshore which held interests in Ewing Bank Blocks 958, 959, 1002 and 1003, the Sunday Silence prospect, to DeepTech, (ii) Tatham Offshore conveyed its remaining oil and gas properties to Leviathan Gas Pipeline Partners, L.P. ("Leviathan"), (iii) DeepTech contributed all of the outstanding shares of capital stock of DeepFlex Production Services, Inc. ("DeepFlex") to Tatham Offshore and (iv) DeepTech divested itself of its equity ownership interest in Tatham Offshore pursuant to a spin-off transaction effected by a Rights Offering (the "Rights Offering"). DeepFlex, a Delaware corporation and wholly-owned subsidiary of Tatham Offshore, was formed in January 1995 and, through its subsidiaries, focused on the acquisition and deployment of semisubmersible drilling rigs for contract drilling. RIGCO North America, L.L.C. ("RIGCO") and FPS VI, L.L.C. ("FPS VI"), wholly-owned subsidiaries of DeepFlex, owned interests in the FPS Laffit Pincay (the "Laffit Pincay") and the FPS Bill Shoemaker (the "Bill Shoemaker", together with the Laffit Pincay, the "Rigs"), both second generation semisubmersible drilling rigs.

Pursuant to management and charter agreements, Sedco Forex Division of Schlumberger Technology Corporation ("Sedco Forex") marketed, managed, and operated the Rigs. On two occasions, Sedco Forex assigned its responsibilities under the Bill Shoemaker management and charter agreement to an affiliate, Sedco Canada Limited ("SCL"), while the Bill Shoemaker was operating in Canada. On January 22, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreements for the Laffit Pincay. Effective March 23, 1999, RIGCO took over the marketing, management and operational responsibilities for the Laffit Pincay. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker. Under the Bill Shoemaker management and charter agreement, SCL continued to man and operate the rig through the conclusion of its drilling contract with Husky Oil Operations Limited. At the conclusion of the Husky Oil Operations Limited drilling contract on November 15, 1999, RIGCO assumed the marketing, management and operational responsibilities for the Bill Shoemaker.

Tatham Offshore Canada Limited, a wholly-owned subsidiary of Tatham Offshore, pursues certain opportunities offshore eastern Canada and is the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic Pipeline Partners"). North Atlantic Pipeline Partners is the sponsor of a proposal to construct a natural gas pipeline and related infrastructure in the Grand Banks area offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States. Through June 30, 2000, Tatham Offshore Canada Limited has incurred approximately $16.1 million in costs associated with the North Atlantic project and related infrastructure projects. Such costs include engineering, survey, legal, regulatory and other costs associated with the project.

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

On May 1, 2000, RIGCO and FPS VI sold all of their interest in the Laffit Pincay to Odin Millennium Partnership Ltd. for $28.5 million in cash. Expenses associated with the sale totaled $0.3 million and $175,000 of the net proceeds is being held by RIGCO, in a separate debtor-in-possession bank account, pending the resolution of a maritime lien claim by one of RIGCO's pre-petition creditors. The balance of the proceeds from the sale of the Laffit Pincay, $28.0 million, was paid to RIGCO's secured lenders in partial payment of their secured claim under the Credit Facility. Loss from discontinued operations includes an impairment provision of $12.9 million related to the sale of this rig.

On June 28, 2000, RIGCO sold all of its interest in the Bill Shoemaker to Fred Olsen Energy ASA for $43.6 million in cash. Expenses associated with the sale totaled $0.4 million. By order of the Bankruptcy Court, RIGCO established separate debtor-in-possession bank accounts for (i) $2.0 million to secure payment to Tatham Offshore for their interest in four of the anchor chains located on the Bill Shoemaker, (ii) $0.6 million for administrative expenses incurred in the Bankruptcy proceedings and (iii) $0.4 million for uncontested claims of unaffiliated unsecured creditors. The secured lenders under the Credit Facility and the DIP Loan (See "Liquidity and Capital Resources") received a total of $36.6 million in final payment of all principal, interest and expenses associated with the Credit Facility and DIP Loan. Pursuant to a Bankruptcy Court Order, RIGCO paid $2.0 million to Tatham Offshore for Tatham Offshore's interest in the four anchor chains on June 29, 2000. The remaining cash received will be used for general corporate purposes. Loss from discontinued operations includes an impairment provision of $44.6 million related to the sale of this rig.

On September 25, 2000, the Rig Subsidiaries filed a motion to dismiss the Chapter 11 proceedings with the United States Bankruptcy Court. If granted, the dismissal of the Chapter 11 proceedings would allow the Rig Subsidiaries to pay in full their pre-petition unaffiliated unsecured creditors. Any funds remaining would be paid to the affiliated unsecured creditors on a pro rata basis. Additionally, the unsecured creditors would share, again on a pro rata basis, any proceeds recovered by RIGCO in its action against Sedco Forex (See Note 9).

As a result of the Bankruptcy Filing, financial statements presented after the date of the Bankruptcy Filing reflect the investment in and advances to and the results of operations of the Rig Subsidiaries on the equity method of accounting (see "Discontinued Operations" below). Equity investment on the consolidated balance sheet includes the Company's investment in the Rig Subsidiaries at June 30, 2000 of $77.0 million and an advance to the Rig Subsidiaries of $81.0 million which relates to certain payment-in-kind subordinated promissory notes owed by the Rig Subsidiaries to DeepFlex, a wholly-owned subsidiary of the Company. Tatham Offshore's remaining 50% or more owned subsidiaries controlled by the Company are included in the accompanying consolidated financial statements.

Discontinued Operations

     Drilling Rig Operations

In order to pay its secured creditors, RIGCO and FPS VI sold all of their interests in the Laffit Pincay and the Bill Shoemaker. Since all operating assets of RIGCO were sold, Tatham Offshore's Rig Subsidiaries are being presented as discontinued operations.

Revenue from drilling services for the year ended June 30, 1999 totaled $39.8 million. The Laffit Pincay was stacked without a drilling contract for the year ended June 30, 2000 and therefore did not generate any revenue from drilling services for this period. The Bill Shoemaker drilled three wells for Husky Oil Operations, Limited and generated $13.3 million in revenue for the year ended June 30, 2000. Operating expenses for the Rigs for the year ended June 30, 2000 totaled $11.5 million compared to operating expenses for the year ended June 30, 1999 of $22.2 million. Depreciation expense for the Rigs totaled $63.0 million for the year ended June 30, 2000 and included an impairment provision of $12.9 million for the Laffit Pincay and $44.6 million for the Bill Shoemaker. Depreciation expense for the year ended June 30, 1999 totaled $5.7 million. General and administrative expense relating to the rigs for the year ended June 30, 2000 totaled $4.2 million as compared with $2.9 million for the year ended June 30, 1999. Interest expense relating to the Rigs for the year ended June 30, 2000 totaled $7.3 million as compared to $7.7 million for the year ended

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


June 30, 1999. Interest expense to affiliates relating to the Rigs totaled $0.4 million for the year ended June 30, 2000 as compared to $1.3 million for the year ended June 30, 1999.

     Oil and Gas Operations

Discontinued operations from oil and gas operations represent Tatham Offshore's oil and gas exploration and development business transferred to DeepTech and Leviathan as discussed in Note 2. These operations were accounted for using the successful efforts method of accounting. Net sales from discontinued oil and gas operations were $0.9 million and $10.9 million for fiscal years 1999 and 1998, respectively. General and administrative expenses were allocated to discontinued operations based on the percentage of employees' time related to the discontinued operations and were $0.3 million and $4.9 million for fiscal years 1999 and 1998, respectively. Interest expense for the year 1998 was allocated 100% to discontinued operations from oil and gas operations.

NOTE 2 - DEEPTECH MERGER AND RELATED TRANSACTIONS:

On August 14, 1998, DeepTech merged with a subsidiary of El Paso (the "Merger"). As a result of the Merger and related transactions, some of the assets of Tatham Offshore and DeepTech were restructured so that DeepFlex became a wholly-owned subsidiary of Tatham Offshore and Tatham Offshore transferred its interest in the Sunday Silence prospect to DeepTech. In addition, Tatham Offshore agreed to transfer all of its remaining assets located in the Gulf to Leviathan, a former affiliate. As such, all of the Company's oil and gas operations in the Gulf are reflected as discontinued operations in the financial statements. Further, DeepTech divested itself of its equity ownership interest in Tatham Offshore by offering all of the shares of Tatham Offshore common stock and Series A Preferred Stock held by DeepTech to the stockholders of DeepTech in a Rights Offering (discussed below).

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

Following the asset restructuring, Tatham Offshore's marine services business included the operation of two semisubmersible drilling rigs, the Bill Shoemaker and the Laffit Pincay, and were owned by wholly-owned subsidiaries of DeepFlex. In addition, Tatham Offshore will continue to pursue energy related opportunities in Atlantic Canada, including the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments.

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

Demand Note Receivable

The Company's demand note receivable is a $2.0 million demand note payable to North Atlantic Pipeline Partners, L.P. dated December 1, 1999 which bears interest at a rate equal to the Royal Bank of Canada's prime interest rate.

Semisubmersible Drilling Rigs

The cost of the semisubmersible drilling rigs is capitalized and depreciated using the straight-line method over the drilling rigs' estimated useful lives of 25 years. Repair and maintenance costs are charged to expense as incurred; additions, improvements and replacements are capitalized.

The Company recognizes impairment losses on long-lived assets (including semisubmersible drilling rigs) if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss is based on the fair value of the assets.

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

Deferred Costs

Deferred costs primarily consist of costs related to advisory, legal and other direct project costs of pending transactions. At June 30, 2000 and 1999, the Company had capitalized $14.3 million and $12.6 million, respectively, of development costs related to regulatory approval and design of a pipeline to be constructed offshore eastern Canada as discussed in Note 1.

Revenue Recognition

Revenue from oil and gas sales was recognized upon delivery in the period of production. Revenue from drilling services was recognized in the period rendered.

Income Taxes

The Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

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

Basic net loss per share equals diluted net loss per share for the years ended June 30, 2000, 1999 and 1998.

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

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including those related to oil and gas reserves and potential environmental liabilities, that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the related reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management believes that its estimates are reasonable.

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

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133 and SFAS No. 138, "Accounting for
Certain Derivative Instruments....an Amendment of FAS 133", is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on July 1, 2000. The adoption of SFAS No. 133 has not had a material effect on the Company's results of operations, cash flows or financial position.

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

NOTE 4 - PROPERTY AND EQUIPMENT:

SEMISUBMERSIBLE DRILLING RIGS

At June 30, 1999, capitalized costs and related accumulated depreciation of semisubmersible drilling rigs totaled $144,468,000 and $12,154,000 and represented the Company's 100% interest in the Laffit Pincay and the Bill Shoemaker. As discussed in Note 1, due to the bankruptcy proceedings for the drilling subsidiaries, the drilling subsidiaries have been presented on the equity method and as discontinued operations in 2000.

On May 1, 2000, RIGCO and FPS VI sold all of their interest in the Laffit Pincay to Odin Millennium Partnership Ltd. for $28.5 million in cash. Expenses associated with the sale totaled $0.3 million and $175,000 of the net proceeds is being held by RIGCO, in a separate debtor-in-possession bank account, pending the resolution of a maritime lien claim by one of RIGCO's pre-petition creditors. The balance of the proceeds from the sale of the Laffit Pincay, $28.0 million, was paid to RIGCO's secured lenders in partial payment of their secured claim under the Credit Facility. Loss from discontinued operations includes a loss of $12.9 million related to the sale of this rig.

On June 28, 2000, RIGCO sold all of its interest in the Bill Shoemaker to Fred Olsen Energy ASA for $43.6 million in cash. Expenses associated with the sale totaled $0.4 million. By order of the Bankruptcy Court, RIGCO established separate debtor-in-possession bank accounts for (i) $2.0 million to secure payment to Tatham Offshore for their interest in four of the anchor chains located on the Bill Shoemaker, (ii) $0.6 million for administrative expenses incurred in the Bankruptcy proceedings and (iii) $0.4 million for uncontested claims of unaffiliated unsecured creditors. The secured lenders under the Credit Facility and the DIP Loan (See "Liquidity and Capital Resources") received a total of $36.6 million in final payment of all principal, interest and expenses associated with the Credit Facility and DIP Loan. Pursuant to a Bankruptcy Court Order, RIGCO paid $2.0 million to Tatham Offshore for Tatham Offshore's interest in the four anchor chains on June 29, 2000. Loss from discontinued operations includes a loss of $44.6 million related to the sale of this rig.

OIL AND GAS PROPERTIES - DISCONTINUED OPERATIONS

All of the Company's oil and gas properties were transferred as of August 14, 1998 (as discussed in Note 2) and are reflected as discontinued operations in the statement of operations. The following reflects historical information.

Capitalized Costs

                                                                   Year ended
                                                                    June 30,
                                                                      1998
                                                                  ------------
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
                                                                  ===========

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Costs Incurred in Oil and Gas Acquisition, Exploration and Development
Activities

                                                                  Year ended
                                                                    June 30,
                                                                     1998
                                                                  -----------
                                                                  (In thousands)
    Acquisition of proved properties                              $        --
    Exploration                                                           149
    Development                                                           353
                                                                  -----------
         Total costs incurred                                     $       502
                                                                  ===========


Results of Operations for Oil and Gas Producing Activities

                                                                  Year ended
                                                                    June 30,
                                                                     1998
                                                                  -----------
                                                                  (In thousands)
Oil and gas sales                                                 $    10,868
Production and operating expenses                                      (5,238)
Exploration expenses                                                     (149)
Depreciation, depletion and amortization                               (4,099)
Impairment, abandonment and other                                          --
                                                                  -----------
Results of operations from oil and gas producing
    activities (excluding corporate overhead,
    interest costs and income tax benefits)                       $     1,382
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

Viosca Knoll Block 817

In September 1995, Tatham Offshore reacquired an aggregate 25% working interest in Viosca Knoll Block 817 and an approximate 12.5% working interest in the remainder of Viosca Knoll Blocks 772/773, 774, 818 and 861 (collectively, the "Viosca Knoll Properties") from two industry partners for a total of $16,000,000 in convertible production payments payable from 25% of the net cash flow from the Viosca Knoll Properties so acquired. The estimated net present value of the convertible production payments payable of $2,000,000 was recorded as oil and gas properties on the date of acquisition. The unpaid portion of the production payments was convertible into Tatham Offshore common stock at any time during the first five years at $8.00 per share. At June 30, 1998, the unpaid portion of the production payment obligation totaled $11,299,000. For the year ended June 30, 1998, production and operating expenses include $1,236,000 of production payments made during the year. As part of the Redemption Agreement, this property was transferred to Leviathan effective August 14, 1998.

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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

NOTE 5 - INDEBTEDNESS:

RIGCO Credit Facility

On September 30, 1996, RIGCO entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Bill Shoemaker, to fund significant upgrades to the Bill Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the Bill Shoemaker. The Credit Facility (i) originally matured on September 30, 1998, (ii) provided for interest at the prime rate plus 3% per annum (which equaled 12.5% at June 30, 2000), payable quarterly, and (iii) was secured by the two semisubmersible drilling rigs and all of the related assets. On September 25, 1998, the parties to the Credit Facility amended the agreement to (i) extend the maturity date from September 30, 1998 to March 31, 1999, (ii) waive all principal payments until the maturity date, and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to March 31, 1999. RIGCO paid a total of 0.5% of the outstanding principal balance to the lenders in connection with the amendment.

On March 31, 1999, the parties to the Credit Facility amended the agreement to
(i) extend the maturity to April 30, 1999, (ii) waive all principal and interest payments until the maturity date and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to April 30, 1999. RIGCO paid a total of $100,000 to the lenders in connection with the amendment and agreed to increase the interest rate on the outstanding principal to the default rate under the Credit Facility (the prime rate plus 5% per annum, which equaled 14.5% at June 30, 2000) for the period of the extension. RIGCO did not make the principal payment or interest payment due on April 30, 1999 and subsequently filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 1999, amounts outstanding under the Credit Facility totaled $58.1 million in principal and $3.4 million in accrued interest. The $3.4 million in accrued interest is included in accounts payable and accrued liabilities on the consolidated balance sheet. As of the date of the Bankruptcy Filing, amounts outstanding under the Credit Facility totaled $58.1 million in principal and $4.1 million in accrued interest. On May 1, 2000, the balance of the proceeds from the sale of the Laffit Pincay was used as partial payment of the Credit Facility. On June 28, 2000, all amounts outstanding under the Credit Facility were repaid from proceeds from the sale of the Bill Shoemaker. See
Note 1.

Long-Term Debt - Affiliates

In connection with the Merger, the Company entered into a short-term financing arrangement with Tatham Brothers, LLC ("Tatham Brothers") (the "Short-Term Facility") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the redemption agreement with Leviathan, (ii) pay $1.4 million to DeepTech in connection with the management agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to Tatham Brothers Securities, LLC ("TB Securities") with respect to obligations under the Rights Offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short-Term Facility. Tatham Brothers is an affiliate of Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company, and the parent company of TB Securities. The original terms of the Short-Term Facility provided for an interest rate of 12% per annum with principal and accrued interest due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million accrued interest into a new short-term loan which bears

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short-Term Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO and FPS V, both subsidiaries of the Company, which had an outstanding balance of approximately $80.8 million at March 31, 2000. On March 31, 1999, the Company and Tatham Brothers extended the Short-Term Facility until April 30, 1999. Pursuant to the terms of the Short-Term Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amounts; as a result, an event of default has occurred and is continuing under the Short-Term Facility. The default interest rate under the Short-Term Facility is 19% per annum. The principal balance and accrued interest under the Short-Term Facility and Subordinated Convertible Note, which totaled $31.0 million at June 30, 2000 and $26.1 million at June 30, 1999, are included in long-term debt to affiliate currently payable on the consolidated balance sheet.

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

The Subordinated Notes bore interest at a rate of 11 3/4% per annum, payable quarterly. Effective July 1, 1997, the interest rate increased to 13% per annum. Interest expense related to this borrowing totaled $1,709,000 for the year ended June 30, 1998.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Committed Draw Facility

On June 30, 1999, RIGCO entered into a committed draw facility with Tatham Investment Corp., which is 100% owned by Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company. Tatham Investment Corp. agreed to loan up to $750,000 to RIGCO for working capital purposes. Loans under this agreement bear interest at the prime rate plus 3% (on June 30, 2000, the interest rate under this facility was 12.5%) and were due on September 30, 1999. As of June 30, 1999, amounts outstanding under this agreement totaled $439,062 and are included in long-term debt to affiliates currently payable on the consolidated balance sheet. As of the date of the Bankruptcy Filing, and as of June 30, 2000, Tatham Investment Corp. had an unsecured claim of $338,303 under this agreement.

RIGCO Make-ready Letter of Credit

Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. RIGCO was notified by Sedco Forex that as of November 18, 1998, Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. RIGCO has been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998, but has not been paid for any period since that time. RIGCO is seeking to recover its damages resulting from this early termination, along with damages unrelated to the Shell contract, in suit against Schlumberger Technology Corporation, Schlumberger Canada, Ltd., Sedco Forex Corporation and Sedco Forex Canada Limited (collectively "Sedco Forex") discussed hereafter.

Following the early release of the rig by Shell, the Bill Shoemaker was towed to a shipyard in Galveston, Texas where it underwent significant unanticipated refurbishments in preparation for mobilization to the Grand Banks area in Atlantic Canada. Capital costs, including crew costs while in the shipyard, for the make-ready totaled approximately $8.5 million. Following the make-ready, the Bill Shoemaker was mobilized to the Grand Banks area in Atlantic Canada and conducted a three-well program at predetermined rates for Husky Oil Operations Limited. In connection with the Bill Shoemaker make-ready agreement with Sedco Forex, RIGCO obtained a letter of credit for $6.5 million to secure payment to Sedco Forex. The letter of credit was secured with funds provided by Mr. Thomas
P. Tatham. In exchange for providing the funds to secure the letter of credit, RIGCO paid a fee of $500,000 to Mr. Tatham. RIGCO also agreed to pay Mr. Tatham, as liquidated damages, $10,000 per day from February 15, 1999 until such funds are returned. The liquidated damages payment would be in the form of a promissory note bearing interest at the rate of 18% per annum. At June 30, 1999, the $6.5 million in collateral funds plus accrued liquidated damages totaling $1.3 million are included in accounts payable to affiliates on the consolidated balance sheet. As of the date of the Bankruptcy Filing, and as of June 30, 2000, Mr. Tatham had an unsecured claim of $8,240,000 for the funds securing the letter of credit plus liquidated damages.

All of the funds securing the letter of credit were drawn by Sedco Forex for payments under the make-ready agreement.

RIGCO Debtor-in-Possession Loan

On May 25, 2000, RIGCO entered into a Secured Super-Priority Debtor-in-Possession Credit Agreement (the "DIP Loan") with a group of its secured lenders with BHF (USA) Capital Corporation as agent for the creditor group. Under the DIP Loan, RIGCO could borrow up to $2.4 million for working capital purposes detailed in an approved budget. The DIP Loan bore interest at the rate of prime plus 2% and matured on June 30, 2000.

On May 31, 2000, RIGCO borrowed $1,500,000 under this agreement. On June 28, 2000, RIGCO repaid $1,500,000 in principal from the proceeds from the sale of the Bill Shoemaker and this agreement terminated. For the fiscal year ended June 30, 2000, RIGCO paid $13,000 in interest under the DIP Loan.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Anchor Chain Loan

On February 10, 1999, Tatham Offshore issued two promissory notes, each in the original principal amount of $1.1 million, to Tatham Brothers and a foundation associated with Mr. Thomas P. Tatham, respectively, to secure funds to purchase new anchor chains in connection with the Bill Shoemaker make-ready. Effective with the purchase of the anchor chains, RIGCO and Tatham Offshore entered into an agreement whereby RIGCO had the option to either lease or purchase the anchor chains from Tatham Offshore. In April 1999, Tatham Offshore Canada Limited purchased the two promissory notes for their principal amount plus accrued interest. As approved by the Bankruptcy Court, on June 29, 2000, RIGCO paid Tatham Offshore Canada Limited $2.0 million in full satisfaction of these promissory notes.

Tatham Offshore - Tatham Investment Corp. Facility

Effective July 1, 1999, Tatham Offshore entered into a revolving draw facility with Tatham Investment Corp. The revolving draw facility provides for loans, at the lender's sole discretion, by Tatham Investment Corp. to Tatham Offshore in amounts up to $5.0 million. The revolving draw facility bears interest at the rate of 15% per annum and is payable upon demand by the lender. Through June 30, 2000, the Company has borrowed $4.2 million under this facility, which is included in accounts payable to affiliates on the consolidated balance sheet. For the fiscal year ended June 30, 2000, Tatham Offshore paid $503,000 in interest under this facility. The Company has pledged all of its equity ownership in certain wholly-owned subsidiaries of the Company as well as a certain promissory note issued by Tatham Offshore Canada, Limited as security under this revolving draw facility.

Other

Tatham Offshore is a guarantor of $5.0 million of a $6.4 million loan from Bank of America, N.A. to Tatham Brothers. The $5.0 million guaranteed by Tatham Offshore was originally loaned to DeepFlex to fund certain improvements to the Rigs. The Tatham Brothers loan bears interest at 6.5% and is due on September 30, 2000 or upon demand. The loan from Tatham Brothers to DeepFlex, plus accrued interest, is included in the amount payable under "--Long-Term Debt--Affiliates" as discussed above.

In December 1999, North Atlantic Pipeline Partners, L.P. borrowed $4.0 million from an unrelated party. The loan is evidenced by a demand note bearing interest at a rate of 15% per annum. The loan, plus accrued interest, is included in long-term debt currently payable on the consolidated balance sheet.

NOTE 6 - STOCKHOLDERS' EQUITY:

The following table summarizes Tatham Offshore's outstanding equity:

                                                                                                                 Conversion/
                                         Shares              Liquidation        Dividend         Dividends         Exchange
             Equity                     Outstanding          Preference           Rate          In Arrears         Features
Series A Preferred Stock              17,178,626(a)        $1.50 per share            12%       $ 12,455,000        (b)(c)
Series B Preferred Stock                  54,379           $1.00 per share             8%       $     21,000        (b)(c)
Series C Preferred Stock                 321,205           $0.50 per share             4%       $     22,000        (b)(c)
Common Stock                          26,079,625(a)              N/A                  --                  --         --

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

Stock Compensation Plans

On August 28, 1995, Tatham Offshore filed a registration statement on Form S-8 with the Commission for the registration of 4,000,000 shares of common stock authorized for issuance upon exercise of options under Tatham Offshore's Equity Incentive Plan (the "Incentive Plan") and 1,000,000 shares of common stock authorized for issuance upon exercise of options under Tatham Offshore's Non-Employee Director Stock Option Plan (the "Director Option Plan" and collectively with the Incentive Plan, the "Option Plans"). The Incentive Plan, as amended, provides Tatham Offshore the ability to issue a variety of awards pursuant to the plan including stock options, restricted stock, stock appreciation rights and stock value equivalent awards. Options granted pursuant to the Director Option Plan vest 33 1/3% each year beginning December 31, 1999. Options issued under the Incentive Plan vest pursuant to the terms of the individual option grants. Both plans terminate December 31, 2005. In January 1998, Tatham Offshore issued 100,000 options under the Incentive Plan. During the year ended June 30, 1999, Tatham Offshore issued 600,000 options and 280,000 shares of restricted Series A Preferred Stock under the Incentive Plan. During the years ended June 30, 1999 and 1998, Tatham Offshore issued 400,000 options and 15,000 options, respectively, pursuant to the Director Option Plan. All options issued under the Option Plans were issued at the current market price of the underlying stock at the date of grant. Options outstanding under the Option Plans at June 30, 2000 totaled 1,106,000 of which 189,332 options were exercisable.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Tatham applies APB Opinion No. 25 and related interpretations in accounting for its option plans, under which no compensation cost has been recognized. Had compensation costs for the Option Plan been determined consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts presented below:

                                                                     Year ended June 30,
                                                       ----------------------------------------------
                                                           2000              1999            1998
                                                                       (In thousands)
     Net loss                       As presented       $   (83,675)      $   (11,537)     $    (8,581)
                                    Pro forma              (83,798)          (11,747)          (8,918)

     Loss per share                 As presented       $     (3.21)      $     (0.43)     $     (0.50)
                                    Pro forma                (3.21)            (0.44)           (0.52)


The following table summarizes the Option Plans:

                                                                  Year Ended June 30,
                                      --------------------------------------------------------------------------------
                                                2000                       1999                      1998
                                      ------------------------  --------------------------   -------------------------
                                                   Weighted                   Weighted                     Weighted
                                                    Average                    Average                     Average
                                       Shares   Exercise Price    Shares    Exercise Price     Shares   Exercise Price
Outstanding at beginning of year    1,117,500      $    0.89       136,500    $    4.72         24,500      $  13.90
Granted                                    --             --     1,000,000          .41        115,000          3.00
Exercised                                  --             --            --           --             --            --
Canceled                              (11,500)         20.49       (19,000)        4.72         (3,000)        13.90
                                    ---------      ---------    ----------    ---------      ---------      --------
Outstanding at end of year          1,106,000      $    0.68     1,117,500    $     .89        136,500          4.72
                                    =========      =========    ==========    =========      =========      ========

Options exercisable at June 30        189,332      $    1.44        40,500         8.47         31,500          8.72
                                    =========      =========    ==========    =========      =========      ========
Weighted average fair value of
  options granted during the year                  $      --                  $     .21                     $   2.93
                                                   =========                  =========                     ========


The following table summarizes information about stock options outstanding at June 30, 2000:

                                       Options Outstanding
                        -------------------------------------------------               Options Exercisable
                                         Weighted Average                        --------------------------------
                          Number             Remaining                             Number
 Exercise Prices        Outstanding        Life (Years)    Exercise Price        Exercisable       Exercise Price
 ---------------        -----------        ------------    --------------        -----------       --------------
      0.406               1,000,000             8.5             0.406              133,332              0.406
      3.000                 100,000             7.5             3.000               50,000              3.000
      8.125                   6,000             4.5             8.125                6,000              8.125
                        -----------            ----             -----              -------              -----
                          1,106,000             8.4             0.683              189,332              1.336

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                  Year ended June 30,
                                                               ------------------------
                                                                 1999            1998
                         Volatility                                 157%           132%
                         Risk-free interest rate                    5.9%           5.5%
                         Dividend yield                               0%             0%
                         Expected life                         10 years       10 years

Since no options were granted for the year ended June 30, 2000, information relating to the Black-Scholes option-pricing model is not presented.

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

Tatham Aviation, Inc.

Tatham Aviation, Inc. ("Tatham Aviation"), whose sole shareholder is Thomas P. Tatham, has provided the Company use of a corporate aircraft. The agreement between the Company and Tatham Aviation provides for the Company's reimbursement of operating costs, insurance and carrying costs in exchange for the use of the corporate aircraft. During the twelve months ended June 30, 2000 and 1999, the Company paid Tatham Aviation $2.2 million and $2.4 million, respectively, under this agreement.

Leviathan Gas Pipeline Partners, L.P.

Leviathan charged Tatham Offshore $197,500 and $1,827,000 for the years ended June 30, 1999 and 1998, respectively, for commodity and platform access fees associated with the Viosca Knoll 817 lease in accordance with certain agreements between the parties. Commodity charges are based on the volume of oil and gas transported or processed.

Offshore Gas Marketing, Inc.

During the years ended June 30, 1999 and 1998, Tatham Offshore sold 99% of its production to Offshore Gas Marketing, Inc. ("Offshore Marketing"), an 80%-owned subsidiary of DeepTech. Tatham Offshore's agreement with Offshore Marketing provided for fees to Offshore Marketing equal to 2% of the sales value of crude oil and condensate and $0.015 per dekatherm of natural gas for selling the Company's production.

See also Note 5 for other related party transactions.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 8 - INCOME TAXES:

The Company's deferred income tax liabilities (assets) at June 30, 2000 and 1999 consist of net operating loss ("NOL") carryforwards and the tax effect of temporary differences between financial and tax reporting related to the recognition of certain amounts as follows:

                                                                                         June 30,
                                                                             -------------------------------
                                                                                 2000               1999
                                                                                      (in thousands)
Depreciable assets                                                           $        --         $    11,355
                                                                             -----------         -----------
    Gross deferred liability                                                          --              11,355

NOL carryforwards                                                                (73,333)            (47,679)
                                                                             -----------         -----------
    Gross deferred asset                                                         (73,333)            (36,324)
                                                                             -----------         ------------

Net deferred tax asset                                                           (73,333)            (36,324)
Valuation allowances                                                              73,333              36,324
                                                                             -----------         -----------
                                                                             $        --         $        --
                                                                             ===========         ===========


Because of the Company's cumulative losses, valuation allowances of $73.3 million and $36.3 million at June 30, 2000 and 1999, respectively, were provided against the net deferred tax assets. At June 30, 2000, the Company had approximately $215,685,000 of regular tax NOL carryforwards and approximately $213,940,000 of alternative minimum tax NOL carryforwards. These losses begin to expire in the year 2005. Substantial changes in a company's ownership can result in an annual limitation on the utilization of federal income tax NOL carryforwards.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. The Company was notified by Sedco Forex that as of November 18, 1998, Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. The Company has been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998 but has not been paid for any period since that time. At June 30, 2000, RIGCO had recorded a $7.4 million account receivable from Sedco Forex related to the unpaid portion of the Shell contract. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker.

On July 26, 1999, RIGCO filed a petition in the 165th Judicial District Court in Harris County, Texas, against Schlumberger Technology Corporation and Schlumberger Canada, Ltd. (collectively, "Schlumberger") for claims arising out of Schlumberger's Sedco Forex Division's marketing, manning, management and operation of the Shoemaker and Pincay pursuant to certain charter, make-ready and other agreements and arrangements. Earlier this year, RIGCO joined the newly-formed corporations Sedco Forex Corporation and Sedco Forex Canada Limited as defendants in this suit. The allegations include claims of gross negligence, breach of contract, fraud, negligent misrepresentation and negligence. RIGCO is seeking approximately $51 million in actual damages plus an unspecified amount of exemplary damages. RIGCO has alleged in this suit as well as in bankruptcy court proceedings that the manner in which Sedco Forex performed its duties with respect to the Bill Shoemaker and Laffit Pincay during the course of the management and charter agreements resulted in RIGCO's financial difficulties and caused it to default on its secured debt obligations.

In the ordinary course of business, the Company is subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or operations of the Company. Various legal actions have arisen in the ordinary course of business. Management believes that the outcome of such proceedings will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

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

NOTE 10 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

                                                                     Year ended June 30,
                                                     --------------------------------------------------
                                                        2000                1999                1998
                                                                        (In thousands)
    Cash paid for interest, net of
       amounts capitalized                           $      503          $    3,985          $    1,707


Supplemental Disclosures of Noncash Investing and Financing Activities

                                                                     Year ended June 30,
                                                     --------------------------------------------------
                                                        2000                1999                1998
                                                                      (In thousands)
Conversion of long-term debt to
    common stock                                     $       --          $       --          $   60,000
Conversion of preferred stock to
    common stock                                             --                  --                 540
Assignment of oil and gas properties and
    abandonment obligations to a third party                 --                  --               1,200
Conveyance of Tatham Development to DeepTech
   (Notes 1 and 2):
      Conveyance of oil and gas properties                   --                  --              22,079
      Exchange of DeepFlex indebtedness                      --                  --              (8,000)
      Decrease in paid in capital                            --                  --             (13,620)
      Reduction in other current assets                      --                  --                 116
      Reduction in abandonment obligations                   --                  --                (400)
      Reduction in accounts payable                          --                  --                (175)
Issuance of restricted senior preferred stock                --                  26                  --
Debt issued to refinance accounts payable
    to affiliates                                            --               5,153                  --
Senior Preferred Stock redeemed under
    the Redemption Agreement                                 --               7,500                  --
Debt issued to finance Rights Offering                       --               6,923                  --
Expiration of minority interest                              --                 250                  --


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
                                                              ===========

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 12 - SEGMENT INFORMATION:

The Financial Accounting Standards Board requires reporting of summarized financial results for operating segments as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets. The Statement did not have an effect on the Company's financial position, results of operations or cash flows but did affect the disclosure of segment information.

The Company previously operated in two segments, the offshore contract drilling business and the pursuit of an integrated energy related investment strategy in Atlantic Canada. The accounting policies of the reportable segments are the same as those described in Note 3.

Summarized financial information of the Company's reportable segments for the years ended June 30, 2000, 1999 and 1998 is shown in the following table. The "Other" column includes results of oil and gas operations and corporate related items.

                                                                      Canada
                                                                    Investment
                                                      Drilling       Strategy         Other           Total
                                                      --------       --------         -----           -----
                                                                            (In thousands)
       2000
Depreciation                                                --             --              64             64
Interest expense                                            --             --           5,802          5,802
Equity in net loss of equity investment                (72,910)            --              --        (72,910)
Segment profit                                         (72,910)            --          (7,660)       (80,570)
Equity investment                                        3,986             --              --          3,986
Total assets                                             3,986         17,555           1,138         22,679
Capital expenditures                                        --          2,111              --          2,111

       1999
Revenues                                                39,846             --              --         39,846
Depreciation                                             5,711             --              --          5,711
Interest expense                                         9,571             --           4,534         14,105
Segment profit                                          11,901             --         (20,383)        (8,482)
Total assets                                           150,527         12,735             512        163,774
Capital expenditures                                    10,733          1,036              --         11,769

       1998
Revenues                                                   672             --              --            672
Depreciation                                                91             --              --             91
Interest expense                                            --             --              --             --
Segment profit                                             153             --          (4,964)        (4,811)
Total assets                                           134,395         12,213           6,810 (1)    153,418
Capital expenditures                                        --         10,212             352         10,564


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

                                                                      Year Ended June 30,
                                                          -----------------------------------------------
                                                             2000             1999              1998
                                                                          (In thousands)
Contract revenue
     United States                                        $         --     $     25,110      $        672
     Canada                                                         --           14,736                --
                                                          ------------     ------------      ------------
                                                          $         --     $     39,846      $        672
                                                          ============     ============      ============

                                                                             June 30,
                                                          -----------------------------------------------
                                                             2000             1999              1998
                                                                          (In thousands)
Identifiable Assets
     United States                                        $      5,124     $     52,280      $    141,889
     Canada                                                     17,555          111,494            11,529
                                                          ------------     ------------      ------------
                                                          $     22,679     $    163,774      $    153,418
                                                          ============     ============      ============

In fiscal year 1999, Shell accounted for $22.9 million and Husky Oil Operations Limited accounted for $14.7 million of drilling services revenue. In fiscal year 1998, Shell accounted for $0.7 million of drilling services revenue. No other customer accounted for more than 10 percent of consolidated revenue in 2000, 1999 or 1998.

NOTE 13 - SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED):

Oil and Gas Reserves

The following table represents the Company's net interest in estimated quantities of developed and undeveloped reserves of crude oil, condensate and natural gas and changes in such quantities at fiscal year end 2000, 1999, and 1998. On August 14, 1998 all of the Company's oil and gas operations were transferred to Leviathan (See Note 2). Estimates of the Company's reserves at June 30, 1998 have been made by the Company's reserve engineers. Estimates of the Company's reserves at June 30, 1997 have been made by the independent engineering consulting firm, Ryder Scott Company Petroleum Engineers. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Estimates of reserve quantities are based on sound geological and engineering principles, but, by their very nature, are still estimates that are subject to substantial upward or downward revision as additional information regarding producing fields and technology becomes available.

                                                                     Oil/Condensate     Natural gas
                                                                        (barrels)          (Mcf)
                                                                     ---------------    -----------
                                                                               (In thousands)
Proved reserves -- June 30, 1997                                                 125         12,292
     Revisions of previous estimates                                             (47)           (77)
     Extensions, discoveries and other additions                                  --             --
     Production                                                                  (16)        (4,532)
                                                                     ---------------    -----------
Proved reserves -- June 30, 1998                                                  62          7,683
     Revisions of previous estimates                                              --             --
     Extensions, discoveries and other additions                                  --             --
     Production                                                                   --             --
     Sales of reserves in place (a)                                              (62)        (7,683)
                                                                     ---------------    -----------
Proved reserves - June 30, 1999                                                    0              0
                                                                     ---------------    -----------

Proved developed reserves - June 30, 1998                                         62          7,683
                                                                     ===============    ===========
Proved developed reserves - June 30, 1999                                          0              0
                                                                     ===============    ===========

----------
(a) In connection with the transfer of all the operating oil and gas properties to Leviathan.

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

                                                                             June 30,
                                                                           ------------
                                                                              1998
                                                                          (In thousands)
Future cash inflows                                                        $     14,267
Future production costs                                                           9,174
Future development costs                                                          1,546
Future income tax expenses                                                           --
                                                                           ------------
Future net cash flows                                                             3,547
Annual discount at 10% rate                                                         138
                                                                           ------------
Standardized measure of discounted future
     net cash flows                                                        $      3,409
                                                                           ============


The following are the principal sources of change in the standardized measure (in thousands):

                                                                               1999              1998
                                                                           ------------      ------------
Beginning of year                                                          $      3,409      $     11,043
     Sales and transfers of oil and gas produced,
         net of production costs                                                 (3,409)(1)        (5,699)
     Net changes in prices and production costs                                      --            (3,198)
     Extensions, discoveries and improved
         recovery, less related costs                                                --                --
     Changes in estimated future development costs                                   --               502
     Previously estimated development costs
         incurred during the year                                                    --                 5
     Revisions of previous quantity estimates                                        --              (198)
     Purchase of reserves in place                                                   --                --
     Sales of reserves in place                                                      --                --
     Net change in income taxes                                                      --                --
     Accretion of discount                                                           --             1,104
     Changes in production rates, timing and other                                   --              (150)
                                                                           ------------      ------------
End of year                                                                $          0      $      3,409
                                                                           ============      ============

----------
(1) In connection with the transfer of all of the Company's oil and gas properties to Leviathan.

                           RIGCO NORTH AMERICA, L.L.C.
                                  FPS III, INC.
                                   FPS V, INC.
                                 FPS VI, L.L.C.
                              DEBTORS-IN-POSSESSION

                          COMBINED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of RIGCO North America, L.L.C., FPS III, Inc.,
FPS V, Inc. and FPS VI, L.L.C.


In our opinion, the accompanying combined balance sheet and the related combined statements of operations and accumulated deficit and of cash flows present fairly, in all material respects, the financial position of RIGCO North America, L.L.C., FPS III, Inc., FPS V, Inc. and FPS VI, L.L.C. (the Companies) at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Companies will continue as a going concern. As discussed in Note 1 to the combined financial statements, as of April 30, 1999, RIGCO North America L.L.C. was in default under the terms of its senior secured credit facility and on August 9, 1999, RIGCO North America, L.L.C., FPS III, Inc., FPS V, Inc. and FPS VI, L.L.C. all filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Bankruptcy Code. In May and June 2000, the Companies sold the drilling rigs and paid the secured lenders all principal, interest and expenses associated with the senior secured credit facility. With the sale of the drilling rigs, the Companies currently have no operating assets and no operating cash flow and remain in Chapter 11. These factors raise substantial doubt about the Companies' ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The accompanying combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PricewaterhouseCoopers LLP

Houston, Texas
September 28, 2000

                           RIGCO NORTH AMERICA, L.L.C.
                                  FPS III, INC.
                                   FPS V, INC.
                                 FPS VI, L.L.C.
                              DEBTORS-IN-POSSESSION

                             COMBINED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                         June  30,
                                                                   ----------------------
                                                                      2000        1999
                     ASSETS

Current assets:
    Cash and cash equivalents                                      $   4,903    $     382
    Accounts receivable                                                7,515       16,034
    Accounts receivable - affiliates                                   3,789        3,789
    Prepaid expenses                                                     130          156
                                                                   ---------    ---------
       Total current assets                                           16,337       20,361
                                                                   ---------    ---------
Semisubmersible drilling rigs                                             --      144,468
    Less - accumulated depreciation                                       --       12,154
                                                                   ---------    ---------
       Semisubmersible drilling rigs, net                                 --      132,314
                                                                   ---------    ---------

       Total assets                                                $  16,337    $ 152,675
                                                                   =========    =========

   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued liabilities                       $      --    $   8,408
    Current portion of notes payable                                      --       58,148
    Notes payable to affiliates                                           --       10,232
    Payment-in-kind notes payable to affiliates                           --       78,918
                                                                   ---------    ---------
       Total current liabilities                                          --      155,706
                                                                   ---------    ---------

Liabilities subject to compromise:
    Current liabilities:
       Accounts payable and accrued liabilities                    $   1,818    $       0
       Current portion of notes payable                                   --            0
       Notes payable to affiliates                                    10,533            0
       Payment-in-kind notes payable to affiliates                    80,967            0
                                                                   ---------    ---------
          Total current liabilities                                   93,318            0
                                                                   ---------    ---------
    Total liabilities subject to compromise                           93,318            0
                                                                   ---------    ---------

Minority interest in combined subsidiaries                                --          250

Stockholder's equity (deficit):
    Common stock                                                          --           --
    Additional paid-in capital                                        38,789       38,539
    Accumulated deficit                                             (115,770)     (41,820)
                                                                   ---------    ---------
                                                                     (76,981)      (3,281)
                                                                   ---------    ---------
       Total liabilities and stockholder's equity (deficit)        $  16,337    $ 152,675
                                                                   =========    =========

               The accompanying notes are an integral part of the
                         combined financial statements.

                           RIGCO NORTH AMERICA, L.L.C.
                                  FPS III, INC.
                                   FPS V, INC.
                                 FPS VI, L.L.C.
                              DEBTORS-IN-POSSESSION

                        COMBINED STATEMENT OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                 (IN THOUSANDS)




                                                                             Year ended June 30,
                                                              ----------------------------------------------
                                                                 2000              1999              1998
Revenue                                                       $    13,341       $   39,846       $    61,447
                                                              -----------       ----------       -----------

Costs and expenses:
    Operating expenses                                             11,537           22,234            31,447
    Depreciation                                                   63,011            5,661             5,275
    General and administrative expenses                             4,172            2,940             2,706
                                                              -----------       ----------       -----------
       Total costs and expenses                                    78,720           30,835            39,428
                                                              -----------       ----------       -----------

Operating income (loss)                                           (65,379)           9,011            22,019

Interest income                                                       177              105               243
Interest expense                                                   (7,303)          (7,697)           (9,999)
Interest expense - affiliates                                      (1,445)         (10,610)           (6,865)
                                                              -----------       ----------       -----------

Net income (loss)                                                 (73,950)          (9,191)            5,398

Accumulated deficit at beginning of year                          (41,820)         (32,629)          (38,027)
                                                              -----------       ----------       -----------

Accumulated deficit at end of year                            $  (115,770)      $  (41,820)      $   (32,629)
                                                              ===========       ==========       ===========

               The accompanying notes are an integral part of the
                         combined financial statements.

                           RIGCO NORTH AMERICA, L.L.C.
                                  FPS III, INC.
                                   FPS V, INC.
                                 FPS VI, L.L.C.
                              DEBTORS-IN-POSSESSION

                        COMBINED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             Year ended June 30,
                                                              ----------------------------------------------
                                                                   2000            1999              1998
Cash flows from operating activities:
      Net income (loss)                                       $   (73,950)      $   (9,191)      $     5,398
      Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
        Depreciation, depletion & amortization                     63,015            5,661             5,275
        Amortization of debt issue costs                               --              579             2,282
        Noncash interest expense                                    1,445           13,552             6,865
        (Increase) decrease in accounts receivable                  8,519          (13,272)           (2,348)
        (Increase) decrease in other current assets                    27               11              (167)
        Increase (decrease) in accounts payable                    (6,590)           3,735            (5,036)
        Increase in accounts payable - affiliates                      (2)             313                --
                                                              -----------       ----------       -----------
      Net cash provided by (used in) operating activities          (7,536)           1,388            12,269
                                                              -----------       ----------       -----------

Cash flows from investing activities:
     Additions to semisubmersible drilling rigs                       (33)          (8,715)           (9,467)
     Sale of semisubmersible drilling rigs                         69,331               --                --
                                                              -----------       ----------       -----------
      Net cash provided by (used in) investing activities          69,298           (8,715)           (9,467)
                                                              -----------       ----------       -----------

Cash flows from financing activities:
     Repayment of notes payable                                   (58,148)          (1,008)          (17,094)
     Proceeds from notes payable to affiliate                       1,070            7,095            15,314
     Repayment of notes payable to affiliate                         (163)              --                --
                                                              -----------       ----------       -----------
      Net cash provided by (used in) financing activities         (57,241)           6,087            (1,780)
                                                              -----------       ----------       -----------

Net increase (decrease) in cash and cash equivalents                4,521           (1,240)            1,022
Cash and cash equivalents at beginning of year                        382            1,622               600
                                                              -----------       ----------       -----------
Cash and cash equivalents at end of year                      $     4,903       $      382       $     1,622
                                                              ===========       ==========       ===========

Supplemental disclosures to the statement of cash flows - see Note 8.



               The accompanying notes are an integral part of the
                         combined financial statements.

                           RIGCO NORTH AMERICA, L.L.C.
                                  FPS III, INC.
                                   FPS V, INC.
                                 FPS VI, L.L.C.
                              DEBTORS-IN-POSSESSION

                     NOTES TO COMBINED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION:

The accompanying financial statements are the combined statements of RIGCO North America, L.L.C., ("RIGCO"), FPS III, Inc., ("FPS III"), FPS V, Inc. ("FPS V") and FPS VI, L.L.C. ("FPS VI"), (combined, the "Companies"), which are indirect wholly-owned subsidiaries of Tatham Offshore, Inc. ("Tatham Offshore"). DeepFlex Production Services, Inc. ("DeepFlex"), a wholly-owned subsidiary of Tatham Offshore, owns 100% of FPS III and FPS V. RIGCO and FPS VI owned two semisubmersible drilling rigs, the FPS Laffit Pincay (the "Laffit Pincay") and the FPS Bill Shoemaker (the "Bill Shoemaker") which were sold in May 2000 and June 2000, respectively. Prior to June 25, 1998, DeepFlex was a wholly-owned subsidiary of DeepTech International Inc. ("DeepTech").

Bankruptcy Filing by Subsidiaries

On August 9, 1999, RIGCO, FPS VI, FPS III, and FPS V filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing"). At the time of the Bankruptcy Filing, RIGCO owned a 100% interest in the Bill Shoemaker and a 25% undivided interest in the Laffit Pincay and FPS VI owned a 75% undivided interest in the Laffit Pincay. FPS III and FPS V are the owners of RIGCO and FPS VI with FPS III owning a 50% interest in RIGCO and FPS V owning a 50% interest in RIGCO and a 100% interest in FPS VI. The bankruptcy proceedings of the Companies are administered jointly. As a result of the Bankruptcy Filing, the Rigs were managed by the Companies as debtors-in-possession. The syndicate of lenders under the Credit Facility had a secured interest in substantially all of the assets of RIGCO and FPS VI.

On May 1, 2000, RIGCO and FPS VI sold all of their interest in the Laffit Pincay to Odin Millennium Partnership Ltd. for $28.5 million in cash. Expenses associated with the sale totaled $0.3 million and $175,000 of the net proceeds is being held by RIGCO, in a separate debtor-in-possession bank account, pending the resolution of a maritime lien claim by one of RIGCO's pre-petition creditors. The balance of the proceeds from the sale of the Laffit Pincay, $28.0 million, was paid to RIGCO's secured lenders in partial payment of their secured claim under the Credit Facility. Depreciation expense for the year ended June 30, 2000 includes an impairment of $12.9 million related to the sale of this rig.

On June 28, 2000, RIGCO sold all of its interest in the Bill Shoemaker to Fred Olsen Energy ASA for $43.6 million in cash. Expenses associated with the sale totaled $0.4 million. By order of the Bankruptcy Court, RIGCO established separate debtor-in-possession bank accounts for (i) $2.0 million to secure payment to Tatham Offshore for their interest in four of the anchor chains located on the Bill Shoemaker, (ii) $0.6 million for administrative expenses incurred in the Bankruptcy proceedings and (iii) $0.4 million for uncontested claims of unaffiliated unsecured creditors. The secured lenders under the Credit Facility and the DIP Loan (See Note 4) received a total of $36.6 million in final payment of all principal, interest and expenses associated with the Credit Facility and DIP Loan. Pursuant to a Bankruptcy Court Order, RIGCO paid $2.0 million to Tatham Offshore for Tatham Offshore's interest in the four anchor chains on June 29, 2000. The remaining cash received will be used for general corporate purposes. Depreciation expense for the year ended June 30, 2000 includes an impairment of $44.6 million related to the sale of this rig.

On September 25, 2000, RIGCO, FPS VI, FPS III, and FPS V filed a motion to dismiss the Chapter 11 proceedings with the United States Bankruptcy Court. If granted, the dismissal of the Chapter 11 proceedings would allow the Debtors to pay their pre-petition unaffiliated unsecured creditors in full. Any funds remaining would be paid to the affiliated unsecured creditors on a pro rata basis. Additionally, the unsecured creditors would share, again on a pro rata basis, any proceeds recovered by RIGCO in its action against Sedco Forex.

                           RIGCO NORTH AMERICA, L.L.C.
                                  FPS III, INC.
                                   FPS V, INC.
                                 FPS VI, L.L.C.
                              DEBTORS-IN-POSSESSION

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Principles of Combination

All significant intercompany balances and transactions have been eliminated in combination.

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Semisubmersible Drilling Rigs

The cost of the semisubmersible drilling rigs is capitalized and depreciated using the straight-line method over the drilling rigs' estimated useful lives of 25 years.

Impairment losses on the semisubmersible drilling rigs are recognized if the carrying amount of such assets, grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows from other assets, exceeds the estimated undiscounted future cash flows of such assets. Measurement of any impairment loss is based on the fair value of the assets.

Capitalization of Interest

Interest and other financing costs are capitalized in connection with construction projects as part of the cost of the asset and amortized over the related asset's estimated useful life.

Debt Issue Costs

Debt issue costs are capitalized and amortized over the life of the related indebtedness.

Revenue Recognition

Revenue from services is recognized in the period rendered. All of the Companies' operating revenues were generated from contract drilling services related to the use of its two semisubmersible drilling rigs.

Income Taxes

The Companies' fiscal 1998 results were included in DeepTech's consolidated federal income tax return. DeepTech and its subsidiaries, which were part of the consolidated tax group including the Companies, were parties to intercompany tax sharing agreements which described the method of determining the intercompany charge for income taxes. Under its tax sharing agreement, the Companies calculated a provision for income taxes equal to that which would be calculated if the Companies filed a separate income tax return. Tax loss and other tax benefit carryforwards were similarly calculated for the Companies on a separate return basis. Such agreement terminated on June 25, 1998 when DeepTech contributed its outstanding shares of capital stock in DeepFlex to Tatham Offshore. This agreement was replaced with a similar tax sharing agreement between DeepFlex and Tatham Offshore.

                           RIGCO NORTH AMERICA, L.L.C.
                                  FPS III, INC.
                                   FPS V, INC.
                                 FPS VI, L.L.C.
                              DEBTORS-IN-POSSESSION

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


Estimates

The preparation of combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the combined financial statements and the related reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management believes that its estimates are reasonable.

Other

The fair values of the financial instruments included in the Companies' assets and liabilities approximate their carrying values.

NOTE 3 - SEMISUBMERSIBLE DRILLING RIGS:

At June 30, 1999, capitalized costs and related accumulated depreciation of semisubmersible drilling rigs totaled $144,468,000 and $12,154,000 and represented the Companies' 100% interest in the Laffit Pincay and the Bill Shoemaker.

On May 1, 2000, RIGCO and FPS VI sold all of their interest in the Laffit Pincay to Odin Millennium Partnership Ltd. for $28.5 million in cash. Expenses associated with the sale totaled $0.3 million and $175,000 of the net proceeds is being held by RIGCO, in a separate debtor-in-possession bank account, pending the resolution of a maritime lien claim by one of RIGCO's pre-petition creditors. The balance of the proceeds from the sale of the Laffit Pincay, $28.0 million, was paid to RIGCO's secured lenders in partial payment of their secured claim under the Credit Facility. Depreciation expense includes an impairment of $12.9 million related to the sale of this rig.

On June 28, 2000, RIGCO sold all of its interest in the Bill Shoemaker to Fred Olsen Energy ASA for $43.6 million in cash. Expenses associated with the sale totaled $0.4 million. By order of the Bankruptcy Court, RIGCO established separate debtor-in-possession bank accounts for (i) $2.0 million to secure payment to Tatham Offshore for their interest in four of the anchor chains located on the Bill Shoemaker, (ii) $0.6 million for administrative expenses incurred in the Bankruptcy proceedings and (iii) $0.4 million for uncontested claims of unaffiliated unsecured creditors. The secured lenders under the Credit Facility and the DIP Loan (See "Liquidity and Capital Resources") received a total of $36.6 million in final payment of all principal, interest and expenses associated with the Credit Facility and DIP Loan. Pursuant to a Bankruptcy Court Order, RIGCO paid $2.0 million to Tatham Offshore for Tatham Offshore's interest in the four anchor chains on June 29, 2000. Depreciation expense includes an impairment of $44.6 million related to the sale of this rig.

NOTE 4 - INDEBTEDNESS:

RIGCO Credit Facility

On September 30, 1996, RIGCO entered into a $65 million senior secured credit facility with a syndicate of lenders (as amended, the "Credit Facility"). Proceeds from the Credit Facility were used to acquire the Bill Shoemaker, to fund significant upgrades to the Bill Shoemaker, and to retire $30.3 million of other rig related indebtedness. In April 1997, the Credit Facility was amended to provide for an additional $12 million to fund the remaining refurbishments and upgrades to the Bill Shoemaker. The Credit Facility (i) originally matured on September 30, 1998, (ii) provided for interest at the prime rate plus 3% per annum (which equaled 12.5% at June 30, 2000), payable quarterly, and (iii) was secured by the two semisubmersible drilling rigs and all of the related assets. On September 25, 1998, the parties to the Credit Facility amended the agreement to (i) extend the maturity date from

                           RIGCO NORTH AMERICA, L.L.C.
                                  FPS III, INC.
                                   FPS V, INC.
                                 FPS VI, L.L.C.
                              DEBTORS-IN-POSSESSION

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


September 30, 1998 to March 31, 1999, (ii) waive all principal payments until the maturity date, and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to March 31, 1999. RIGCO paid a total of 0.5% of the outstanding principal balance to the lenders in connection with the amendment.

On March 31, 1999, the parties to the Credit Facility amended the agreement to
(i) extend the maturity to April 30, 1999, (ii) waive all principal and interest payments until the maturity date and (iii) extend the expiration date on the warrants issued to the lenders under the original Credit Facility to April 30, 1999. RIGCO paid a total of $100,000 to the lenders in connection with the amendment and agreed to increase the interest rate on the outstanding principal to the default rate under the Credit Facility (the prime rate plus 5% per annum, which equaled 14.5% at June 30, 2000) for the period of the extension. RIGCO did not make the principal payment or interest payment due on April 30, 1999 and subsequently filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. As of the date of the Bankruptcy Filing, amounts outstanding under the Credit Facility totaled $58.1 million in principal and $4.1 million in accrued interest. On June 28, 2000, all amounts outstanding under the Credit Facility were repaid from proceeds from the sale of the Bill Shoemaker. See Note 1. As of June 30, 1999, amounts outstanding under the Credit Facility totaled $58.1 million in principal and $3.4 million in accrued interest. The $3.4 million in accrued interest is included in accounts payable and accrued liabilities on the combined balance sheet.

RIGCO Make-ready Letter of Credit

Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. RIGCO was notified by Sedco Forex that as of November 18, 1998, Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. RIGCO has been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998, but has not been paid for any period since that time. RIGCO is seeking to recover its damages resulting from this early termination, along with damages unrelated to the Shell contract, in the suit against Sedco Forex discussed hereafter.

Following the early release of the rig by Shell, the Bill Shoemaker was towed to a shipyard in Galveston, Texas where it underwent significant unanticipated refurbishments in preparation for mobilization to the Grand Banks area in Atlantic Canada. Capital costs, including crew costs while in the shipyard, for the make-ready totaled approximately $8.5 million. Following the make-ready, the Bill Shoemaker was mobilized to the Grand Banks area in Atlantic Canada to conduct a two-well program (with three options permitting up to seven additional wells) at predetermined rates for Husky Oil Operations Limited. In connection with the Bill Shoemaker make-ready agreement with Sedco Forex, RIGCO obtained a letter of credit for $6.5 million to secure payment to Sedco Forex. The letter of credit was secured with funds provided by Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company. In exchange for providing the funds to secure the letter of credit, RIGCO paid a fee of $500,000 to Mr. Tatham. RIGCO has agreed to pay Mr. Tatham, as liquidated damages, $10,000 per day from February 15, 1999 until such funds are returned. The liquidated damages payment would be in the form of a promissory note bearing interest at the rate of 18% per annum. At June 30, 1999, the $6.5 million in collateral plus accrued liquidated damages totaling $1.3 million are included in accounts payable to affiliates on the combined balance sheet. As of the date of the Bankruptcy Filing, and as of June 30, 2000, Mr. Tatham had an unsecured claim of $8,240,000 for the funds securing the letter of credit plus liquidated damages.

All of the funds securing the letter of credit were drawn by Sedco Forex for payments under the make-ready agreement.

                           RIGCO NORTH AMERICA, L.L.C.
                                  FPS III, INC.
                                   FPS V, INC.
                                 FPS VI, L.L.C.
                              DEBTORS-IN-POSSESSION

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


Committed Draw Facility

On June 30, 1999, RIGCO entered into a committed draw facility with Tatham Investment Corp., which is 100% owned by Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company. Tatham Investment Corp. agreed to loan up to $750,000 to RIGCO for working capital purposes. Loans under this agreement bear interest at the prime rate plus 3% (on June 30, 2000, the interest rate under this facility was 12.5%) and were due on September 30, 1999. As of June 30, 1999, RIGCO had borrowed $439,062 under this facility, which was included in notes payable to affiliates on the combined balance sheet. As of the date of the Bankruptcy Filing, and as of June 30, 2000, Tatham Investment Corp. had an unsecured claim of $338,303 under this agreement.

RIGCO Debtor-in-Possession Loan

On May 25, 2000, RIGCO entered into a Secured Super-Priority Debtor-in-Possession Credit Agreement (the "DIP Loan") with a group of its secured lenders with BHF (USA) Capital Corporation as agent for the creditor group. Under the DIP Loan, RIGCO could borrow up to $2.4 million for working capital purposes detailed in an approved budget. The DIP Loan bore interest at the rate of prime plus 2% and matured on June 30, 2000.

On May 31, 2000, RIGCO borrowed $1,500,000 under this agreement. On June 28, 2000, RIGCO repaid $1,500,000 in principal from the proceeds from the sale of the Bill Shoemaker and this agreement terminated. For the fiscal year ended June 30, 2000, RIGCO paid $13,000 in interest.

Payment-in-kind Subordinated Promissory Notes

RIGCO and FPS V have issued payment-in-kind Subordinated Promissory Notes ("PIK Notes") to DeepFlex. The PIK notes bear interest at 12% per annum. At June 30, 1999, the Company owed $78.9 million to DeepFlex which amount is included in PIK notes payable on the combined balance sheet. At June 30, 2000, the Company owed $81.0 million to DeepFlex which amount is included in PIK notes payable on the combined balance sheet.

NOTE 6 - RELATED PARTY TRANSACTIONS:

DeepTech has entered into management agreements with each of its subsidiaries, including DeepFlex, pursuant to which each affiliate is charged an annual management fee in exchange for operational, financial, accounting and administrative services. The management agreement with DeepTech terminated upon the closing of the merger between DeepTech and El Paso Energy on August 14, 1998. Effective August 14, 1998, Tatham Offshore and DeepFlex entered into a similar management agreement. Costs incurred by DeepFlex are allocated to the combined companies as incurred.

Tatham Brothers Loan to Tatham Offshore

In connection with the Merger, Tatham Offshore entered into a short-term financing arrangement with Tatham Brothers to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to the Redemption Agreement with the Partnership, (ii) pay $1.4 million to DeepTech in connection with the Management Agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to TB Securities with respect to obligations under the Rights Offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the short-term financing. Tatham Brothers is an affiliate of Thomas P. Tatham and the parent company of TB Securities. The short-term financing bears interest at the rate of 12% per annum and is due on January 15, 1999. It is secured by a

                           RIGCO NORTH AMERICA, L.L.C.
                                  FPS III, INC.
                                   FPS V, INC.
                                 FPS VI, L.L.C.
                              DEBTORS-IN-POSSESSION

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


pledge of DeepFlex of its interest in a certain payment-in-kind Subordinated Promissory Notes (see above) issued by RIGCO and FPS V, which has a current outstanding balance of approximately $81.0 million.

NOTE 7 - INCOME TAXES:

The Companies were included in the consolidated federal income tax returns filed by DeepTech for periods prior to June 25, 1998. DeepFlex and DeepTech have entered into a tax sharing agreement providing for the manner of determining payments with respect to federal income tax liabilities (Note 2). Such agreement terminated on June 25, 1998 when DeepTech contributed its outstanding shares of capital stock in DeepFlex to Tatham Offshore. This agreement has been replaced with a tax sharing agreement between DeepFlex and Tatham Offshore.

There were no intercompany charges for federal income taxes for the period ended June 30, 2000, 1999 and 1998.

No amounts were due for federal income taxes at June 30, 2000, 1999 or 1998.

NOTE 8 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

Cash paid, net of amounts capitalized, during each of the periods presented

                                                                  Year Ended June 30,
                                                           ------------------------------
                                                             2000        1999       1998
                                                           --------    --------   --------
       Interest                                            $ 10,761    $ 3,210    $ 7,692


NOTE 9 - COMMITMENTS AND CONTINGENCIES:

In the ordinary course of business, the Companies are subject to various laws and regulations. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or the results of operations of the Companies.

Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. The Companies were notified by Sedco Forex that as of November 18, 1998, Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. The Companies have been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998 but has not been paid for any period since that time. At June 30, 2000, RIGCO had recorded a $7.4 million account receivable from Sedco Forex related to the unpaid portion of the Shell contract. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker.

On July 26, 1999, RIGCO filed a petition in the 165th Judicial District Court in Harris County, Texas, alleging more than $51 million in actual damages against Schlumberger Technology Corporation and Schlumberger Canada, Ltd. (collectively, "Schlumberger") for claims arising out of Schlumberger's Sedco Forex Division's marketing, manning, management and operation of the Shoemaker and Pincay pursuant to certain charter, make-ready and other agreements and arrangements. The allegations include claims of gross negligence, breach of contract, fraud, negligent misrepresentation and negligence. RIGCO is seeking an unspecified amount of exemplary damages. RIGCO has alleged in bankruptcy court proceedings that the manner in which Schlumberger performed its duties with respect to the Bill Shoemaker and Laffit Pincay during the course of the management and charter agreements resulted in RIGCO's financial difficulties and caused it to default on its secured debt obligations. In May 2000,

                           RIGCO NORTH AMERICA, L.L.C.
                                  FPS III, INC.
                                   FPS V, INC.
                                 FPS VI, L.L.C.
                              DEBTORS-IN-POSSESSION

              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)


RIGCO joined Sedco Forex Corporation and Sedco Forex Canada Limited as defendants in this action. Trial is currently set for May 2001.

NOTE 10 - SEGMENT INFORMATION:

The Financial Accounting Standards Board requires reporting of summarized financial results for operating segments as well as establishes standards for related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets.

The Company operates in one segment, the offshore contract drilling business.

Following is a summary of revenues by geographic areas for offshore contract drilling segments. Revenues are attributed to countries based on the location of service provided.

                                           Year Ended June 30,
                                     ------------------------------
                                       2000       1999       1998
                                     --------   --------   --------
                                             (In thousands)
Contract revenue
  United States                      $     --   $ 25,110   $ 37,854
  Canada                               13,341     14,736     23,593
                                     --------   --------   --------
                                     $ 13,341   $ 39,846   $ 61,447
                                     ========   ========   ========

In fiscal year 2000, Husky Oil Operations Limited accounted for $13.4 million of drilling services revenue. In fiscal year 1999, Shell accounted for $22.9 million and Husky Oil Operations Limited accounted for $14.7 million of drilling services revenue. In fiscal year 1998, Amoco Canada Petroleum Company Ltd. accounted for $23.6 million of drilling services revenue, Shell accounted for $15.6 million of drilling services revenue, Pennzoil Exploration and Production Company accounted for $14.4 million of drilling services revenue and Phillips Petroleum Company accounted for $7.8 million of drilling services revenue. No other customer accounted for more than 10 percent of consolidated revenue in 2000, 1999 or 1998.

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

              10.48 Seventh Amendment dated March 30, 1999 to the Credit Agreement among RIGCO North America, L.L.C., Lehman Commercial Paper, Inc., as Advisor, Syndication Agent and Arranger, Hibernia National Bank, as Collateral and Documentation Agent and BHF-Bank Aktrengesellschaft, as Administrative Agent (filed as Exhibit 10.48 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, Commission File No. 0-22892 and incorporated herein by reference).

              10.49 Promissory Note from RIGCO North America, L.L.C. to Tatham Investment Corp. dated June 30, 1999 for the lesser of (i) $750,000 and (ii) the total unpaid principal amount of all loans made thereunder, with interest (filed as Exhibit 10.49 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, Commission File No. 0-22892 and incorporated herein by reference).

              10.50 Revolving Demand Promissory Note from Tatham Offshore, Inc. to Tatham Investment Corp. dated July 1, 1999 for the lesser of (i) $5,000,000 and (ii) the aggregate unpaid principal amount of all loans made thereunder, with interest (filed as Exhibit 10.50 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, Commission File No. 0-22892 and incorporated herein by reference).

              10.51 Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection (filed as Exhibit
                        99.1 to Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, Commission File No. 0-22892 and incorporated herein by reference).

              10.52 Supplement to Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection (filed as Exhibit 99.2 to Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, Commission File No. 0-22892 and incorporated herein by reference).

              10.53 Second Supplement to Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection (filed as Exhibit 99.3 to Tatham Offshore's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, Commission File No. 0-22892 and incorporated herein by reference).

              21.1      List of Subsidiaries of Tatham Offshore, Inc. (filed as
                        Exhibit 21.1 to Tatham Offshore's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, Commission File No. 0-22892 and incorporated herein by reference).

              23.1*     Consent of Independent Accountants,
                        PricewaterhouseCoopers LLP.

              24.1 Powers of Attorney (included on the signature page on this Annual Report on Form 10-K).

              27.1*     Financial Data Schedule.

----------

         *    Filed herewith