Form 10-Q
period 2000-09-30
TATHAM OFFSHORE INC
filed 2000-11-14
CIK 913358

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

         AS OF NOVEMBER 1, 2000, THERE WERE OUTSTANDING 26,079,625 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.

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

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of September 30, 2000 (unaudited)
        and June 30, 2000.........................................................................3
     Unaudited Consolidated Statement of Operations for the Three Months
        Ended September 30, 2000 and 1999, respectively...........................................4
     Unaudited Consolidated Statement of Cash Flows for the Three Months
        Ended September 30, 2000 and 1999.........................................................5
     Consolidated Statement of Stockholders' Equity for the
        Three Months Ended September 30, 2000 (unaudited).........................................6
     Notes to Consolidated Financial Statements...................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................14


PART II.   OTHER INFORMATION.....................................................................18

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES.......................................................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                              September 30,      June 30,
                                                                                  2000             2000
                                                                               (unaudited)
                                                                             --------------   -------------
                     ASSETS

Current assets:
    Cash and cash equivalents                                                $       1,913     $       1,731
    Accounts receivable                                                                 10                10
    Notes receivable                                                                   199             2,069
    Prepaid expenses                                                                    29                11
                                                                             -------------     -------------
       Total current assets                                                          2,151             3,821
                                                                             -------------     -------------

Property and equipment:
    Aviation equipment                                                              12,725                --
    Real estate                                                                        449               449
                                                                             -------------     -------------
                                                                                    13,174               449

     Less - accumulated depreciation                                                   318                --
                                                                             -------------     -------------
       Property and equipment, net                                                  12,856               449
                                                                             -------------     -------------

Restricted cash                                                                        270               170
Deferred costs                                                                      14,380            14,253
Equity investment                                                                    3,321             3,986
                                                                             -------------     -------------
       Total assets                                                          $      32,978     $      22,679
                                                                             =============     =============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                 $       1,264     $         908
    Accounts payable to affiliates                                                   6,742             6,040
    Long-term debt currently payable                                                16,226             4,350
    Long-term debt to affiliate currently payable                                   32,225            31,028
                                                                             -------------     -------------
       Total current liabilities                                                    56,457            42,326
                                                                             -------------     -------------

Commitments and contingencies (Note 9)

Stockholders' equity (deficit) (Note 6):
    Preferred stock, $0.01 par value, 110,000,000 shares authorized as of
       September 30, 2000 and June 30, 2000, respectively, 17,554,210 and
       17,554,210 shares issued and outstanding
       at September 30, 2000 and June 30, 2000, respectively                           176               176
    Common stock, $0.01 par value, 250,000,000 shares authorized as of September 30, 2000 and June 30, 2000, respectively,
       26,079,625 and 26,079,625 shares issued and outstanding
       as of September 30, 2000 and June 30, 2000, respectively                        261               261
    Additional paid-in capital                                                     186,217           186,217
    Accumulated deficit                                                           (210,133)         (206,301)
                                                                             -------------     -------------
                                                                                   (23,479)          (19,647)
                                                                             -------------     -------------
       Total liabilities and stockholders' equity (deficit)                  $      32,978     $      22,679
                                                                             =============     =============


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                Three Months
                                                                             Ended September 30,
                                                                       ----------------------------
                                                                          2000               1999
Revenue
                                                                       $        --      $        --
                                                                       -----------      -----------
                                                                                --               --
                                                                       -----------      -----------

Costs and expenses:
    Depreciation                                                               318               21
    General and administrative expenses                                        934              448
                                                                       -----------      -----------
                                                                             1,252              469
                                                                       -----------      -----------

Operating loss                                                              (1,252)            (469)

Interest and other income                                                       35               36
Interest expense and other financing costs                                    (435)              --
Interest expense and other financing costs - affiliates                     (1,347)          (1,452)
                                                                       -----------      ------------

Net loss from continuing operations                                         (2,999)          (1,885)

Discontinued operations (Note 1)
    Loss from equity investment                                               (833)            (158)
                                                                       -----------      -----------

Net loss                                                                    (3,832)          (2,043)

Preferred stock dividends                                                     (776)            (776)
                                                                       -----------      -----------

Net loss allocable to common shareholders                              $    (4,608)     $    (2,819)
                                                                       ===========      ===========

Weighted average number of shares                                           26,080           26,075
                                                                       ===========      ===========

Basic and diluted loss per common share
   from continuing operations (Note 5)                                 $    (0.15)      $     (0.10)
                                                                       ==========       ===========

Basic and diluted loss per common share
   from discontinued operations (Note 5)                               $    (0.03)      $     (0.01)
                                                                       ==========       ===========

Basic and diluted loss per common share (Note 5)                       $    (0.18)      $     (0.11)
                                                                       ==========       ===========


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                Three Months
                                                                              Ended September,
                                                                       ----------------------------
                                                                          2000              1999
Cash flows from operating activities:
   Net loss                                                            $    (3,832)      $   (2,043)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation                                                            318               21
       Noncash interest expense                                              1,443            1,396
       Loss from equity investment                                             833              158
       Other                                                                  (167)              --
       Changes in operating working capital (net of effect of
       deconsolidating and conveyance):
         (Increase) decrease in accounts receivable                          2,053               (1)
         (Increase) decrease in receivable from affiliates                      --             (384)
         Increase in notes receivable                                           --               --
         (Increase) decrease in prepaid expenses                                11              (14)
         Increase (decrease) in accounts payable and accrued liabilities        54             (208)
         Increase (decrease) in accounts payable to affiliates                 (50)            (238)
                                                                      ------------      -----------
      Net cash provided by (used in) operating activities                      663           (1,313)
                                                                       -----------      -----------

Cash flows from investing activities:
   Deferred costs                                                             (127)            (331)
   Cash received on acquisition of subsidiaries                                  8               --
   Reduction in cash from deconsolidating Rig Subsidiaries                      --             (382)
                                                                       -----------      -----------
    Net cash used in investing activities                                     (119)            (713)
                                                                       -----------      -----------

Cash flows from financing activities:
   Proceeds from notes payable to affiliate                                     --            2,551
   Repayment of notes payable to affiliate                                    (262)              --
     Increase in restricted cash                                              (100)              --
                                                                       -----------      -----------
    Net cash provided by financing activities                                  362            2,551
                                                                       -----------      -----------

Net increase (decrease) in cash and cash equivalents                           182              525
Cash and cash equivalents at beginning of period                             1,731              486
                                                                       -----------      -----------
Cash and cash equivalents at end of period                             $     1,913      $     1,011
                                                                       ===========      ===========



Supplemental disclosures to the Statement of Cash Flows - see Note 7.




    The accompanying notes are an integral part of this financial statement.

                              TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)





                                             Preferred Stock             Common Stock
                                        ------------------------  -----------------------   Additional
                                          Number of               Number of                   paid-in     Accumulated
                                           Shares    Par value     Shares     Par value       capital       deficit      Total
                                        ----------  ------------  ---------  ------------   -----------    ---------  ---------
Balance, June 30, 2000                      17,554     $     176     26,080    $     261      $186,217      (206,301)  $(19,647)


Net loss for the three months ended
  September 30, 2000 (unaudited)                --            --         --           --            --         (3,832)   (3,832)
                                         ---------     ---------  ---------    ---------      --------      ---------  --------

Balance, September 30, 2000 (unaudited)     17,554     $     176     26,080    $     261      $186,217      $(210,133) $(23,479)
                                         =========     =========  =========    =========      ========      =========  ========




    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Tatham Offshore, Inc. ("Tatham Offshore" or the "Company"), a Delaware corporation, is currently pursuing, through its subsidiaries, energy related opportunities in Atlantic Canada, including substantial natural gas gathering and transmission facilities and related energy infrastructure (see "Bankruptcy Filing by Subsidiaries and Discontinued Operations" below). DeepFlex Production Services, Inc. ("DeepFlex"), a Delaware corporation and wholly-owned subsidiary of Tatham Offshore, was formed in January 1995 and, through its subsidiaries, focused on the acquisition and deployment of semisubmersible drilling rigs for contract drilling. RIGCO North America, L.L.C. ("RIGCO") and FPS VI, L.L.C. ("FPS VI"), wholly-owned subsidiaries of DeepFlex, owned interests in the FPS Laffit Pincay (the "Laffit Pincay") and the FPS Bill Shoemaker (the "Bill Shoemaker", together with the Laffit Pincay, the "Rigs"), both second generation semisubmersible drilling rigs.

Tatham Offshore Canada Limited, a wholly-owned subsidiary of Tatham Offshore, pursues certain opportunities offshore eastern Canada and is the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic Pipeline Partners"). North Atlantic Pipeline Partners is the sponsor of a proposal to construct a natural gas pipeline and related infrastructure in the Grand Banks area offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States. Through September 30, 2000, Tatham Offshore Canada Limited has incurred approximately $14.4 million in costs associated with the North Atlantic project and related infrastructure projects. Such costs include engineering, survey, legal, regulatory and other costs associated with the project.

Effective July 1, 2000, the Company acquired 100% of the stock of Tatham Aviation Services, Inc. ("Tatham Aviation") from Thomas P. Tatham, Chief Executive Officer and Chairman of the Board of the Company. Tatham Aviation owns a Gulfstream III aircraft and a charter certificate. At the acquisition date, Tatham Aviation had an outstanding note payable of $11.7 million which was secured by the aircraft.

Effective July 1, 2000, North Atlantic Pipeline Partners acquired 85% of the stock of RIGCO Canada Limited and changed its name to Newfoundland LNG Limited ("Newfoundland LNG").

Bankruptcy Filing by Subsidiaries and Discontinued Operations

On August 9, 1999, RIGCO, FPS VI, FPS III, Inc. ("FPS III") and FPS V, Inc. ("FPS V") (collectively, the "Rig Subsidiaries"), wholly-owned subsidiaries of DeepFlex, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing"). At the time of the Bankruptcy Filing, RIGCO owned a 100% interest in the Bill Shoemaker and a 25% undivided interest in the Laffit Pincay and FPS VI owned a 75% undivided interest in the Laffit Pincay. FPS III and FPS V are the owners of RIGCO and FPS VI with FPS III owning a 50% interest in RIGCO and FPS V owning a 50% interest in RIGCO and a 100% interest in FPS VI. The bankruptcy proceedings of the Rig Subsidiaries were administered jointly. As a result of the Bankruptcy Filing, the Rigs were managed by the Company's rig related subsidiaries as debtors-in-possession. The syndicate of lenders under RIGCO's September 30, 1996 Credit Facility (the "Credit Facility") had a secured interest in substantially all of the assets of RIGCO and FPS VI.

On May 1, 2000, RIGCO and FPS VI sold all of their interest in the Laffit Pincay to Odin Millennium Partnership Ltd. for $28.5 million in cash. On June 28, 2000, RIGCO sold all of its interest in the Bill Shoemaker to Fred Olsen Energy ASA for $43.6 million in cash. The secured lenders under the Credit Facility and the DIP Loan were paid a total of $64.6 million in final payment of all principal, interest and expenses associated with the Credit Facility and DIP Loan from the rig sales proceeds.

On September 25, 2000, the Rig Subsidiaries filed a motion to dismiss the Chapter 11 proceedings with the United States Bankruptcy Court. On October 16, 2000, the order dismissing the Chapter 11 proceedings became final pending certification by the debtors that they have complied with the terms of the order. The dismissal of the Chapter 11 proceedings allowed the Rig Subsidiaries to pay in full their uncontested pre-petition unaffiliated unsecured creditors and all administrative expenses associated with the Chapter 11 proceedings. Any funds remaining are available to be paid to the affiliated unsecured creditors on a pro rata basis. Additionally, the affiliated unsecured creditors would share, on a pro rata basis, any proceeds recovered by RIGCO in its action against Sedco Forex (see Note 6).

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

In order to pay its secured creditors, RIGCO and FPS VI sold all of their interests in the Laffit Pincay and the Bill Shoemaker. Since all operating assets of RIGCO were sold, Tatham Offshore's Rig Subsidiaries are being presented as discontinued operations (see Note 3).

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the period covered by such statements. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Presented below are unaudited pro forma combined condensed financial statements for the quarter ended September 30, 2000, as though the order dismissing the Chapter 11 proceedings had been completed by the end of the quarter.

                                                                     Proforma Combined
                                                                  Condensed Balance Sheet
                                                                    September 30, 2000
                                                                        (unaudited)
Cash                                                                   $     5,505
Accounts receivable                                                          7,724
Other current assets                                                           158
Property and equipment, net                                                 12,856
Restricted cash                                                                270
Deferred costs                                                              14,380
                                                                       -----------
       Total assets                                                    $    40,893
                                                                       ===========

Accounts payable and accrued liabilities                               $     2,436
Accounts payable to affiliates                                              13,145
Long-term debt currently payable                                            16,226
Long-term debt to affiliates currently payable                              32,565
                                                                       -----------
       Total liabilities                                                    64,372

Stockholders' equity (deficit)                                             (23,479)
                                                                       -----------

       Total liabilities and stockholders' equity (deficit)            $    40,893
                                                                       ===========

                                                                     Proforma Combined
                                                                    Condensed Statement
                                                                       of Operations
                                                                    Three Months Ended
                                                                    September 30, 2000
                                                                        (unaudited)
Revenue                                                                $        --
                                                                       -----------

Depreciation                                                                   318
General and administrative                                                   1,794
                                                                       -----------
                                                                             2,112
                                                                       -----------
Operating loss                                                              (2,112)

Interest and other income                                                       63
Interest and other financing costs                                            (435)
Interest and other financing costs - affiliates                             (1,347)
                                                                       -----------

Net loss                                                               $    (3,831)
                                                                       ===========


NOTE 2 - RELATED PARTY TRANSACTIONS:

Long-Term Debt - Affiliates

In connection with the merger of DeepTech International Inc. ("DeepTech") with a subsidiary of El Paso Energy Corporation ("El Paso") completed on August 14, 1998, (the "Merger"), the Company entered into a short-term financing arrangement with Tatham Brothers, LLC ("Tatham Brothers") (the "Short-Term Facility") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to a redemption agreement with Leviathan Gas Pipeline Partners, L.P., (ii) pay $1.4 million to DeepTech in connection with the management agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to Tatham Brothers Securities, LLC ("TB Securities") with respect to obligations under a rights offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short-Term Facility. Tatham Brothers is an affiliate of Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company, and the parent company of TB Securities. The original terms of the Short-Term Facility provided for an interest rate of 12% per annum with principal and accrued interest due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million accrued interest into a new short-term loan which bears interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short-Term Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO and FPS V, both subsidiaries of the Company, which had an outstanding balance of approximately $81.1 million at September 30, 2000. On March 31, 1999, the Company and Tatham Brothers extended the Short-Term Facility until April 30, 1999. Pursuant to the terms of the Short-Term Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amounts; as a result, an event of default has occurred and is continuing under the Short-Term Facility. The default interest rate under the Short-Term Facility is 19% per annum. The principal balance and accrued interest under the Short-Term Facility and Subordinated Convertible Note, which totaled $32.2 million at September 30, 2000 and $31.0 million at June 30, 2000, are included in long-term debt to affiliate currently payable on the consolidated balance sheet.

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

Committed Draw Facility

On June 30, 1999, RIGCO entered into a committed draw facility with Tatham Investment Corp., which is 100% owned by Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company. Tatham Investment Corp. agreed to loan up to $750,000 to RIGCO for working capital purposes. Loans under this agreement bear interest at the prime rate plus 3% (on June 30, 2000, the interest rate under this facility was 12.5%) and were due on September 30, 1999. As of the date of the Bankruptcy Filing, and as of September 30, 2000, Tatham Investment Corp. had an unsecured claim of $338,303 under this agreement.

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

Following the early release of the rig by Shell, the Bill Shoemaker was towed to a shipyard in Galveston, Texas where it underwent significant unanticipated refurbishments in preparation for mobilization to the Grand Banks area in Atlantic Canada. Capital costs, including crew costs while in the shipyard, for the make-ready totaled approximately $8.5 million. Following the make-ready, the Bill Shoemaker was mobilized to the Grand Banks area in Atlantic Canada and conducted a three-well program at predetermined rates for Husky Oil Operations Limited. In connection with the Bill Shoemaker make-ready agreement with Sedco Forex, RIGCO obtained a letter of credit for $6.5 million to secure payment to Sedco Forex. The letter of credit was secured with funds provided by Mr. Thomas
P. Tatham. In exchange for providing the funds to secure the letter of credit, RIGCO paid a fee of $500,000 to Mr. Tatham. RIGCO also agreed to pay Mr. Tatham, as liquidated damages, $10,000 per day from February 15, 1999 until such funds are returned. The liquidated damages payment would be in the form of a promissory note bearing interest at the rate of 18% per annum. As of the date of the Bankruptcy Filing, and as of September 30, 2000, Mr. Tatham had an unsecured claim of $8,240,000 for the funds securing the letter of credit plus liquidated damages.

All of the funds securing the letter of credit were drawn by Sedco Forex for payments under the make-ready agreement.

Tatham Offshore - Tatham Investment Corp. Facility

Effective July 1, 1999, Tatham Offshore entered into a revolving draw facility with Tatham Investment Corp. The revolving draw facility provides for loans, at the lender's sole discretion, by Tatham Investment Corp. to Tatham Offshore in amounts up to $5.0 million. The revolving draw facility bears interest at the rate of 15% per annum and is payable upon demand by the lender. Through June 30, 2000, the Company has borrowed $4.2 million under this facility, which is included in accounts payable to affiliates on the consolidated balance sheet. Through September

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


30, 2000, the Company has borrowed $4.0 million under this facility, which is included in accounts payable to affiliates on the consolidated balance sheet. The Company has pledged all of its equity ownership in certain wholly-owned subsidiaries of the Company as well as a certain promissory note issued by Tatham Offshore Canada, Limited as security under this revolving draw facility.

Other

Tatham Offshore was a guarantor of $5.0 million of a $6.4 million loan from Bank of America, N.A. to Tatham Brothers. The $5.0 million guaranteed by Tatham Offshore was originally loaned to DeepFlex to fund certain improvements to the Rigs. The interest rate under the Tatham Brothers loan from Bank of America was 6.5% per annum and was due on September 30, 2000 or upon demand. On September 27, 2000, Tatham Brothers repaid the Bank of America loan in full, releasing Tatham Offshore as a guarantor. The loan from Tatham Brothers to DeepFlex, plus accrued interest, is included in the amount payable under "--Long-Term Debt--Affiliates" as discussed above.

In December 1999, North Atlantic Pipeline Partners, L.P. borrowed $4.0 million from an unrelated party. The loan is evidenced by a demand note bearing interest at a rate of 15% per annum. The loan, plus accrued interest, is included in long-term debt currently payable on the consolidated balance sheet.

Tatham Aviation Services, Inc.

Effective July 1, 2000, the Company acquired 100% of the stock of Tatham Aviation from Thomas P. Tatham. Tatham Aviation owns a Gulfstream III aircraft and a charter certificate. During the three months ended September 30, 1999, the Company paid Tatham Aviation $365,000 for aircraft charters.

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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



                        COMBINED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                       Three Months
                                                                                    Ended September 30,
                                                                             -----------------------------
                                                                                 2000              1999
Revenue:
   Drilling services                                                         $      --           $   9,629
Costs and expenses:
   Drilling operating expenses                                                      --               5,021
   Depreciation                                                                     --               1,454
   General and administrative expenses
     and management fee                                                            861                 860
                                                                             ---------           ---------
                                                                                   861               7,335
                                                                             ---------           ---------

Operating income                                                                  (861)              2,294
Interest income                                                                     28                   7
Interest expense and other financing costs                                          --              (2,055)
Interest expense and other financing costs - affiliates                             --                (404)
                                                                             ---------           ---------

Net loss                                                                     $    (833)          $    (158)
                                                                             =========           =========


NOTE 4 - STOCKHOLDERS' EQUITY:

The following table summarizes Tatham Offshore's outstanding equity as of September 30, 2000:

                                                                                                                 Conversion/
                                        Shares              Liquidation           Dividend         Dividends       Exchange
             Equity                   Outstanding            Preference             Rate          In Arrears       Features
Series A Preferred Stock              17,178,626(a)        $1.50 per share            12%       $ 13,228,000        (b)(c)
Series B Preferred Stock                  54,379           $1.00 per share             8%       $     22,000        (b)(c)
Series C Preferred Stock                 321,205           $0.50 per share             4%       $     24,000        (b)(c)
Common Stock                          26,079,625(a)               N/A                 --                  --          --

-------------------------
(a) In connection with the Rights Offering, Tatham Offshore purchased all of the shares of Common Stock and Series A Preferred Stock that were not acquired by the holders of Rights or TB Securities in the Rights Offering, 3,926,746 and 653,365, respectively, and the proceeds from such purchase by Tatham Offshore were contributed by DeepTech to Tatham Offshore.
(b) At any time, the holder of any shares may convert the liquidation value and unpaid dividends into shares of Tatham Offshore common stock at $6.53 per share.
(c)   Redeemable at the option of Tatham Offshore on or after July 1, 1997.


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

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. The Company was notified by Sedco Forex that as of November 18, 1998, Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. The Company has been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998 but has not been paid for any period since that time. At September 30, 2000, RIGCO had recorded a $7.4 million account receivable from

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

Sedco Forex related to the unpaid portion of the Shell contract. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker.

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

NOTE 7 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

Cash paid, net of amounts capitalized

                                                Three Months Ended September 30,
                                                --------------------------------
                                                    2000               1999
                                                         (in thousands)

         Interest                                 $     245           $      --
         Taxes                                    $      --           $      --

The following noncash transactions related to the acquisition of Tatham Aviation have been excluded from the statement of cash flows for the quarter ended September 30, 2000 as follows:

         Increase in accounts payable             $    (184)
         Increase in prepaid expenses                   (28)
         Additions to property and equipment        (12,725)
         Increase in accounts payble and
           accrued liabilities                          301
         Increase in accounts payable to
           affiliates                                   917
         Assumption of notes payable                 11,726

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

Operations for the drilling segment are included in the financial statements as income (loss) from discontinued operations. For the three months ended September 30, 2000, operations for the drilling segment were included in the financial statements on the equity method of accounting (see Note 3). The Canadian Investment Strategy segment had no revenues and incurred $0.2 million in general and administrative expenses for the three months ended September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1. "Consolidated Financial Statements" and is intended to assist in the understanding of the Company's financial condition and results of operations for the three months ended September 30, 2000.

GENERAL

Tatham Offshore, Inc. ("Tatham Offshore" or the "Company"), a Delaware corporation, is currently pursuing, through its subsidiaries, energy related opportunities in Atlantic Canada, including substantial natural gas gathering and transmission facilities and related energy infrastructure. The Company has focused its business plan primarily on an integrated frontier investment strategy targeting Atlantic Canada. The Company's contract drilling services business is reflected as discontinued operations in the financial statements. As a result of the Bankruptcy Filing as discussed below, financial statements presented after the date of the Bankruptcy Filing reflect the investment in and advances to and the results of operation of the Rig Subsidiaries on the equity method of accounting.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

Depreciation expense totaled $318,000 for the three months ended September 30, 2000 and related to depreciation on the aircraft owned by Tatham Aviation. Depreciation expense totaled $21,000 for the three months ended September 30, 1999 and related to certain anchor chains owned by the Company prior to the sale of the Bill Shoemaker in June 2000.

General and administrative expense totaled $0.9 million for the three months ended September 30, 2000 as compared to $0.5 million for the three months ended September 30, 1999. The increase in general and administrative costs resulted primarily from an increase in travel related costs in connection with the Company's Atlantic Canada strategy.

The operating loss for the three months ended September 30, 2000 totaled $1.3 million as compared to an operating loss of $0.5 million, primarily as a result of increased general and administrative expenses.

Interest and other income for the three months ended September 30, 2000 totaled $35,000 and included interest income from available cash. Interest income and other for the three months ended September 30, 1999 totaled $36,000 and included interest income from available cash.

Interest and other financing costs for the three months ended September 30, 2000 totaled $435,000 and included interest related to the aircraft and other third party debt. Interest expense and other financing costs to affiliates for the three months ended September 30, 2000 totaled $1.3 million and related to borrowings from Tatham Brothers and Tatham Investment Corp. For the three months ended September 30, 1999, interest expense and other financing costs to affiliates totaled $1.5 million and related to borrowings from Tatham Brothers.

Net loss from continuing operations for the three months ended September 30, 2000 and 1999 totaled $3.0 million and $1.9 million, respectively. The change was due to the items discussed above.

Since the Company's only drilling assets were sold during the year ended June 30, 2000, the operations of the drilling subsidiaries are being presented as discontinued operations. During the three months ended September 30, 1999, the Bill Shoemaker was under contract and generated $9.6 million in revenue. Operating expenses for the three months ended September 30, 1999 totaled $5.0 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $4.3 million and the Laffit Pincay's operating expenses totaled $0.7 million. Operating expense for the Laffit Pincay during this period were primarily the costs to maintain the rig in a warm-stacked mode. Depreciation expense for the three months ended September 30, 1999 totaled $1.5 million. Depreciation expense for this period included $1.0 million and $0.5 million for the Bill Shoemaker and Laffit Pincay, respectively. General and administrative expense relating to the Rigs for the three months ended September 30, 2000 totaled $0.9 million as compared to $0.9 million for the three months ended September 30, 1999. The operating loss relating to the Rigs for the three months ended

September 30, 2000 totaled $0.9 million as compared to operating income of $2.3 million for the three months ended September 30, 1999. The change was due to the items discussed above. Interest income relating to the Rigs totaled $28,000 for the three months ended September 30, 2000 as compared to $7,000 for the three months ended September 30, 1999. Interest expense relating to the Rigs for the three months ended September 30, 1999 totaled $2.1 million and related to interest incurred related to the Credit Facility. Interest expense to affiliates relating to the Rigs totaled $0.4 million for the three months ended September 30, 1999 and related to liquidated damages due to Thomas P. Tatham under the Shoemaker make-ready collateral agreement.

The net loss from discontinued drilling operations for the three months ended September 30, 2000 totaled $0.8 million as compared to a net loss from discontinued drilling operations for the three months ended September 30, 1999 of $1.2 million.

Tatham Offshore's preferred stock dividends totaled $0.8 million for the three months ended September 30, 2000 as compared to $0.8 million for the three months ended September 30, 1999. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the three months ended September 30, 2000 was $4.5 million as compared with a net loss allocable to common shareholders for the three months ended September 30, 1999 of $2.8 million. Basic and diluted loss per common share from continuing operations for the three months ended September 30, 2000 was $0.15 per share as compared with $0.10 per share for the three months ended September 30, 1999. Basic and diluted loss per common share from discontinued operations for the three months ended September 30, 2000 was $0.03 per share as compared with $0.01 per share for the three months ended September 30, 1999. Basic and diluted loss per common share for the three months ended September 30, 2000 totaled $0.18 per share compared with $0.11 per share for the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash. The Company has no current cash flow from operations. The Company expects to be dependent upon cash on hand and loans under a revolving draw facility with Tatham Investment Corp. to pay its operating expenses and satisfy its other obligations. The use of cash held or generated by the Rig Subsidiaries is subject to claims of affiliated creditors. See "-- Liquidity Outlook." As described below, the Company will need to raise substantial capital (equity, debt or both) or enter into other arrangements to allow the Company to implement its business strategy in Atlantic Canada.

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

Effective July 1, 1999, Tatham Offshore entered into a revolving draw facility with Tatham Investment Corp. The revolving draw facility provides for loans, at the lender's sole discretion, by Tatham Investment Corp. to Tatham Offshore in amounts up to $5.0 million. The revolving draw facility bears interest at the rate of 15% per annum and is payable upon demand by the lender. Through September 30, 2000, the Company had borrowed $4.1 million under this facility. The Company pledged all of its equity ownership in certain wholly-owned subsidiaries of the Company as well as a certain promissory note issued by Tatham Offshore Canada, Limited.

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

North Atlantic Pipeline Partners is the sponsor of a proposal to construct a natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. As of June 30, 2000, Tatham Offshore Canada

Limited, the Canadian representative of North Atlantic Pipeline Partners, had incurred $14.4 million in developmental costs related to regulatory approval and pipeline infrastructure design in connection with such project and related infrastructure projects. The Company anticipates that the ultimate capital costs of the pipeline and related projects, if approved, could be in excess of several billion dollars. The Company plans to obtain debt and equity financing and/or secure joint venture partners to satisfy the capital requirements for the Atlantic Canada projects, as required.

Liquidity Outlook. The Company intends to fund its immediate cash requirements with cash on hand and loans under the revolving draw facility with Tatham Investment Corp. At September 30, 2000, Tatham Offshore had $1.9 million of cash and cash equivalents. In addition, RIGCO had $3.6 million of cash and cash equivalents at September 30, 2000. The use of cash held by the Rig Subsidiaries is subject to claims of affiliated creditors. In order to meet its debt obligations and future capital needs with respect to Atlantic Canada, the Company will need to raise substantial capital (equity, debt or both) or enter into other joint venture arrangements.

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

     Subsidiary Bankruptcy Court Proceedings

On or about February 9, 2000, RIGCO, FPS III, FPS VI and FPS V, as debtors-in-possession, and the secured lenders under the Credit Facility filed a Stipulation and Order Authorizing Continued Use of Cash Collateral and Adequate Protection with the Bankruptcy Court (the "February 2000 Stipulation"). In February 2000, RIGCO made a $2.0 million payment to the secured lenders as provided in the February 9, 2000 stipulation. The secured lenders allowed continued use of the cash collateral through April 14, 2000 and limited use of cash collateral for payroll through May 15, 2000. On May 1, 2000, RIGCO and FPS VI sold all of their interest in the Laffit Pincay to Odin Millennium Partnership Ltd. for $28.5 million in cash. Expenses associated with the sale totaled $0.3 million and $175,000 of the net proceeds is being held by RIGCO, in a separate debtor-in-possession bank account, pending the resolution of a maritime lien claim by one of RIGCO's pre-petition creditors. The balance of the proceeds from the sale of the Laffit Pincay, $28.0 million, was paid to RIGCO's secured lenders in partial payment of their secured claim under the Credit Facility.

On June 28, 2000, RIGCO sold all of its interest in the Bill Shoemaker to Fred Olsen Energy ASA for $43.6 million in cash. Expenses associated with the sale totaled $0.4 million. By order of the Bankruptcy Court, RIGCO established separate debtor-in-possession bank accounts for (i) $2.0 million to secure payment to Tatham Offshore for their interest in four of the anchor chains located on the Bill Shoemaker, (ii) $0.6 million for administrative expenses incurred in the Bankruptcy proceedings and (iii) $0.4 million for uncontested claims of unaffiliated unsecured creditors. The secured lenders under the Credit Facility and the DIP Loan received a total of $36.6 million in final payment of all principal, interest and expenses associated with the Credit Facility and DIP Loan. Pursuant to a Bankruptcy Court Order, RIGCO paid $2.0 million to Tatham Offshore for Tatham Offshore's interest in the four anchor chains on June 29, 2000. The remaining $3.5 million was available to RIGCO as debtor-in-possession pending the approval of the Bankruptcy Court of RIGCO's plan of reorganization or a dismissal of the Chapter 11 proceedings.

 On September 25, 2000, the Rig Subsidiaries filed a motion to dismiss the Chapter 11 proceedings with the United States Bankruptcy Court. Effective October 16, 2000, the Chapter 11 proceedings were dismissed pending certification by the debtors that they have complied with the terms of the order. The dismissal of the Chapter 11 proceedings allowed the Rig Subsidiaries to pay in full their uncontested pre-petition unaffiliated unsecured creditors. Any funds remaining are subject to claims of the affiliated unsecured creditors on a pro rata basis. As of September 30, 2000, the Rig Subsidiaries have $3.6 million in cash and cash equivalents and were obligated to pay $1.0 million in administrative claims and pre-petition unaffiliated unsecured creditor claims.

     Atlantic Canada

The Company has refocused its business from the development, exploration and production of oil and gas in the Gulf to an integrated frontier investment strategy targeting Atlantic Canada. The Company believes that the Atlantic Canada region offers significant investment opportunities and the Company plans to diversify its business to include the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments including upstream exploration and production activities and the acquisition of oil and gas concessions or license interests. The Company has incurred approximately $14.4 million in costs associated with its Atlantic Canada strategy.

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

         In re RIGCO North America, L.L.C., et al.; In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division; Case Nos. 99-22401-C-11 through 99-22404-C-11 (Jointly Administered Under Case No. 99-22401-C-11). On August 9, 1999, RIGCO North America, L.L.C., FPS VI, L.L.C., FPS III, Inc., and FPS V, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code. The Debtors have been operating their businesses and managing their property as debtors-in-possession. On September 25, 2000, the Rig Subsidiaries filed a motion to dismiss the Chapter 11 proceedings with the United States Bankruptcy Court. On October 16, 2000, the dismissal order became final pending certification by the debtors that they have complied with the terms of the order and the Rig Subsidiaries paid their uncontested pre-petition unaffiliated unsecured creditors in full. Any funds remaining are subject to claims of the affiliated unsecured creditors on a pro rata basis.

         RIGCO North America, L.L.C. v. Schlumberger Technology Corporation and Schlumberger Canada Ltd.; In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division; Adversary No. 99-2154-C. On September 3, 1999, RIGCO North America, L.L.C. filed a complaint against STC and SCL to avoid a preferential transfer or transfers pursuant to 11 U.S.C. Section 547 and to recover the property transferred or its value pursuant to 11 U.S.C. Section 550. The Defendants have answered the complaint. On September 21, 1999, the Court entered a Comprehensive Discovery, Mediation and Scheduling Order requiring, among other things, non-binding mediation. The Court-ordered mediation was unsuccessful, and the parties are in the process of conducting discovery. As with the Harris County Litigation, RIGCO received notice that SFC and SFCL were the transferees of some or all of the assets subject to the preference action. RIGCO subsequently joined SFC and SFCL in the preference action. The Motion to Dismiss the main Chapter 11 case also will dismiss this action.

     The Company is involved in certain legal proceedings which have arisen in the ordinary course of business. Management believes that the outcome of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         In August 1998, the Company entered into a financing arrangement with Tatham Brothers, LLC ("Tatham Brothers") to provide funds for various requirements (the "Tatham Brothers Facility"). Tatham Brothers is an affiliate of Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million accrued interest into a new short-term loan which bears interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of

         $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Tatham Brothers Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO and FPS V, both subsidiaries of the Company, which had an outstanding balance of approximately $81.1 million at September 30, 2000. On March 31, 1999, the Company and Tatham Brothers extended the Tatham Brothers Facility until April 30, 1999. Pursuant to the terms of the Tatham Brothers Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amounts; as a result, an event of default has occurred and is continuing under the Tatham Brothers Facility. The default interest rate under the Tatham Brothers Facility is 19% per annum.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27.1   Financial Data Schedule

         99.4   Dismissal Order Dated October 6, 2000

     27.2 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TATHAM OFFSHORE, INC.


    Date: November 14, 2000       By:/s/ DENNIS A. KUNETKA
                                     -------------------------------------------
                                     Dennis A. Kunetka
                                     Chief Financial Officer and Secretary
                                     (Signing on behalf of the Registrant and as
                                      Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

 27.1                      Financial Data Schedule

 99.4                      Dismissal Order Dated 10/16/00