Form 10-Q
period 2000-12-31
TATHAM OFFSHORE INC
filed 2001-02-14
CIK 913358

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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


                               FIVE POST OAK PARK
                        4400 POST OAK PARKWAY, SUITE 1600
                              HOUSTON, TEXAS 77027
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

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

         AS OF FEBRUARY 14, 2001, THERE WERE OUTSTANDING 26,079,625 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OF THE REGISTRANT.



================================================================================

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I. FINANCIAL INFORMATION...........................................................    3

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of December 31, 2000 (unaudited) and June 30, 2000...    3
     Unaudited Consolidated Statement of Operations for the Three and Six Months
        Ended December 31, 2000 and 1999, respectively .................................    4
     Unaudited Consolidated Statement of Cash Flows for the Six Months
        Ended December 31, 2000 and 1999 ...............................................    5
     Consolidated Statement of Stockholders' Equity for the Six Months
        Ended December 31, 2000 (unaudited) ............................................    6
     Notes to Consolidated Financial Statements ........................................    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......................................   14


PART II OTHER INFORMATION ..............................................................   19

     Item 1.  Legal Proceedings.........................................................   19
     Item 2.  Changes in Securities and Use of Proceeds.................................   19
     Item 3.  Defaults Upon Senior Securities...........................................   19
     Item 4.  Submission of Matters to a Vote of Security Holders.......................   20
     Item 5.  Other Information.........................................................   20
     Item 6.  Exhibits and Reports on Form 8-K..........................................   20

SIGNATURES..............................................................................   21

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)


                                                                         December 31,     June 30,
                                                                             2000           2000
                                                                          (unaudited)
                                                                         ------------    ---------
                     ASSETS
Current assets:
    Cash and cash equivalents                                               $     371    $   1,731
    Accounts receivable                                                         7,593           10
    Notes receivable                                                               --        2,069
    Prepaid expenses                                                              158           11
                                                                            ---------    ---------
       Total current assets                                                     8,122        3,821
                                                                            ---------    ---------
Property and equipment:
    Aviation equipment                                                         12,725           --
    Real estate                                                                   449          449
                                                                            ---------    ---------
                                                                               13,174          449
     Less - accumulated depreciation                                              636           --
                                                                            ---------    ---------
       Property and equipment, net                                             12,538          449
                                                                            ---------    ---------
Restricted cash                                                                   270          170
Deferred costs                                                                 14,500       14,253
Equity investment                                                                  --        3,986
                                                                            ---------    ---------
       Total assets                                                         $  35,430    $  22,679
                                                                            =========    =========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                $   2,111    $     908
    Accounts payable to affiliates                                                 --        6,040
    Long-term debt currently payable                                           15,278        4,350
    Long-term debt to affiliate currently payable                              45,267       31,028
                                                                            ---------    ---------
       Total current liabilities                                               62,656       42,326
                                                                            ---------    ---------

Commitments and contingencies (Note 9)

Stockholders' equity (deficit) (Note 6):
    Preferred stock, $0.01 par value, 110,000,000 shares authorized as of
       December 31, 2000 and June 30, 2000, respectively, 17,554,210 and
       17,554,210 shares issued and outstanding
       at December 31, 2000 and June 30, 2000, respectively                       176          176
    Common stock, $0.01 par value, 250,000,000 shares authorized as of December 31, 2000 and June 30, 2000, respectively,
       26,079,625 and 26,079,625 shares issued and outstanding
       as of December 31, 2000 and June 30, 2000, respectively                    261         261
    Additional paid-in capital                                                186,217      186,217
    Accumulated deficit                                                      (213,880)    (206,301)
                                                                            ---------    ---------
                                                                              (27,226)     (19,647)
                                                                            ---------    ---------
       Total liabilities and stockholders' equity (deficit)                 $  35,430    $  22,679
                                                                            =========    =========

    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                 Three Months                Six Months
                                                              Ended December 31,          Ended December 31,
                                                            ----------------------      ----------------------
                                                              2000          1999          2000          1999
                                                            --------      --------      --------      --------
Revenue
                                                            $     --      $     --      $     --      $     --
                                                            --------      --------      --------      --------
                                                                  --            --            --            --
                                                            --------      --------      --------      --------
Costs and expenses:
    Depreciation                                                 318            22           636            43
    General and administrative expenses                          500            46         1,434           494
                                                            --------      --------      --------      --------
                                                                 818            68         2,070           537
                                                            --------      --------      --------      --------
Operating loss                                                  (818)          (68)       (2,070)         (537)
Interest and other income                                          6            15            41            51
Interest expense and other financing costs                      (405)           --          (841)           --
Interest expense and other financing costs - affiliates       (1,405)       (1,358)       (2,752)       (2,810)
                                                            --------      --------      --------      --------
Net loss from continuing operations                           (2,622)       (1,411)       (5,622)       (3,296)
Discontinued operations (Note 2)
    Gain from oil and gas operations                              --           336            --           336
    Loss from drilling rig operations (Note 3)                (1,124)       (4,006)       (1,957)       (4,164)
                                                            --------      --------      --------      --------
       Total discontinued operations                          (1,124)       (3,670)       (1,957)       (3,828)
                                                            --------      --------      --------      --------
Net loss                                                      (3,746)       (5,081)       (7,579)       (7,124)
Preferred stock dividends                                       (776)         (776)       (1,552)       (1,553)
                                                            --------      --------      --------      --------
Net loss allocable to common shareholders                   $ (4,522)     $ (5,857)     $ (9,131)     $ (8,677)
                                                            ========      ========      ========      ========
Weighted average number of shares                             26,075        26,075        26,075        26,075
                                                            ========      ========      ========      ========
Basic and diluted loss per common share
   from continuing operations (Note 5)                      $  (0.13)     $  (0.08)     $  (0.28)     $  (0.18)
                                                            ========      ========      ========      ========
Basic and diluted loss per common share from
   discontinued operations (Note 5)                         $  (0.04)     $  (0.14)     $  (0.07)     $  (0.15)
                                                            ========      ========      ========      ========
Basic and diluted loss per common share                     $  (0.17)     $  (0.22)     $  (0.35)     $  (0.33)
                                                            ========      ========      ========      ========


    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                          Six Months
                                                                                        Ended December,
                                                                                     --------------------
                                                                                      2000         1999
                                                                                     -------      -------
Cash flows from operating activities:
     Net loss                                                                       $(7,579)     $(7,124)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation                                                                    636           43
         Noncash interest expense                                                      3,237        2,810
         Loss from equity investment                                                      --        4,164
         Changes in operating working capital (net of
         effect of deconsolidating and conveyance):
           (Increase) decrease in accounts receivable                                  2,185           32
           (Increase) decrease in receivable from affiliates                              --         (758)
           (Increase) decrease in prepaid expenses                                        11          (16)
           Increase (decrease) in accounts payable and accrued liabilities              (916)        (795)
           Increase (decrease) in accounts payable to affiliates                        (170)        (185)
                                                                                     -------      -------
               Net cash used in operating activities                                  (2,596)      (1,829)
                                                                                     -------      -------
Cash flows from investing activities:
     Additions to property and equipment                                                  --         (383)
     Deferred costs                                                                     (247)      (1,235)
     Cash received on acquisition of subsidiaries                                          8           --
     Reduction in cash from deconsolidating Rig Subsidiaries                              --         (382)
     Increase in cash from consolidating Rig Subsidiaries                              4,903           --
                                                                                     -------      -------
               Net cash provided by (used in) investing activities                     4,664       (2,000)
                                                                                     -------      -------
Cash flows from financing activities:
     Proceeds from note payable                                                          150           --
     Proceeds from demand note                                                            --        4,000
     Repayment of notes payable                                                       (1,316)          --
     Proceeds from notes payable to affiliate                                            100        4,058
     Repayment of notes payable to affiliate                                          (2,262)          --
     Increase in restricted cash                                                        (100)          --
                                                                                     -------      -------
               Net cash (used in) provided by financing activities                    (3,428)       8,058
                                                                                     -------      -------
Net (decrease) increase in cash and cash equivalents                                  (1,360)       4,229
Cash and cash equivalents at beginning of period                                       1,731          486
                                                                                     -------      -------
Cash and cash equivalents at end of period                                           $   371      $ 4,715
                                                                                     =======      =======

Supplemental disclosures to the Statement of Cash Flows - see Note 7.

    The accompanying notes are an integral part of this financial statement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                Preferred Stock          Common Stock
                                             ---------------------   ---------------------   Additional
                                             Number of               Number of                 Paid-in   Accumulated
                                               Shares    Par Value     Shares   Par Value      Capital     Deficit      Total
                                             ---------   ---------   ---------   ---------   ----------  -----------  ---------
Balance, June 30, 2000                          17,554   $     176      26,080   $     261   $  186,217  $  (206,301) $ (19,647)

Net loss for the six months ended
  December 31, 2000 (unaudited)                     --          --          --          --           --       (7,579)    (7,579)
                                             ---------   ---------   ---------   ---------   ----------  -----------  ---------

Balance, December 31, 2000 (unaudited)          17,554   $     176      26,080   $     261   $  186,217  $  (213,880) $ (27,226)
                                             =========   =========   =========   =========   ==========  ===========  =========

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

Tatham Offshore Canada Limited, a wholly-owned subsidiary of Tatham Offshore, pursues certain opportunities offshore eastern Canada and is the Canadian representative of North Atlantic Pipeline Partners, L.P. ("North Atlantic Pipeline Partners"). North Atlantic Pipeline Partners is the sponsor of a proposal to construct a natural gas pipeline and related infrastructure in the Grand Banks area offshore Newfoundland and Nova Scotia to the eastern seaboard of the United States. Through December 31, 2000, Tatham Offshore Canada Limited has incurred approximately $14.5 million in costs associated with the North Atlantic project and related infrastructure projects. Such costs include engineering, survey, legal, regulatory and other costs associated with the project.

Effective July 1, 2000, the Company acquired 100% of the stock of Tatham Aviation Services, Inc. ("Tatham Aviation") from Thomas P. Tatham, Chief Executive Officer and Chairman of the Board of the Company. Tatham Aviation owns a Gulfstream III aircraft and a charter certificate. At the acquisition date, Tatham Aviation had an outstanding note payable of $11.7 million which was secured by the aircraft and additional liabilities of $1.0 million. As there was no consideration paid to Mr. Tatham, the purchase price was recorded in an amount equal to the debt of Tatham Aviation of $12.7 million that was assumed in the acquisition. Tatham Aviation intends to charter the aircraft, on an hourly basis, to unaffiliated parties for a fee. In addition, the aircraft will be available for use by the Company when not being utilized for charter services.

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

On September 25, 2000, the Rig Subsidiaries filed a motion to dismiss the Chapter 11 proceedings with the United States Bankruptcy Court. On October 16, 2000, the order dismissing the Chapter 11 proceedings became final pending certification by the debtors that they have complied with the terms of the order. The dismissal of the

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

Chapter 11 proceedings allowed the Rig Subsidiaries to pay in full their uncontested pre-petition unaffiliated unsecured creditors and all administrative expenses associated with the Chapter 11 proceedings. All funds remaining were paid to the affiliated unsecured creditors on a pro rata basis and immediately recontributed to RIGCO. Additionally, the affiliated unsecured creditors would share, on a pro rata basis, any proceeds recovered by RIGCO in its action against Sedco Forex (see Note 6).

As a result of the Bankruptcy Filing, financial statements presented after the date of the Bankruptcy Filing through September 30, 2000 reflected the investment in and advances to and the results of operations of the Rig Subsidiaries on the equity method of accounting. Effective October 1, 2000, Tatham Offshore's 50% or more owned subsidiaries controlled by the Company, including the Rig Subsidiaries formerly presented on the equity method of accounting, are included in the accompanying consolidated financial statements.

However, since all operating assets of RIGCO were sold, Tatham Offshore's Rig Subsidiaries are being presented as discontinued operations (see Note 3).

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

NOTE 2 - RELATED PARTY TRANSACTIONS:

Long-Term Debt - Affiliates

In connection with the merger of DeepTech International Inc. ("DeepTech") with a subsidiary of El Paso Energy Corporation ("El Paso") completed on August 14, 1998, (the "Merger"), the Company entered into a short-term financing arrangement with Tatham Brothers, LLC ("Tatham Brothers") (the "Short-Term Facility") to provide for funds to (i) satisfy approximately $1.6 million of cash requirements with respect to a redemption agreement with Leviathan Gas Pipeline Partners, L.P., (ii) pay $1.4 million to DeepTech in connection with the management agreement between Tatham Offshore and DeepTech, (iii) pay approximately $6.9 million to Tatham Brothers Securities, LLC ("TB Securities") with respect to obligations under a rights offering, (iv) fund a $7.5 million letter of credit for potential tax liabilities, (v) refinance $5.1 million in existing loans to DeepFlex and (vi) pay fees and expenses associated with the Short-Term Facility. Tatham Brothers is an affiliate of Mr. Thomas P. Tatham, Chairman of the Board and Chief Executive Officer of the Company, and the parent company of TB Securities. The original terms of the Short-Term Facility provided for an interest rate of 12% per annum with principal and accrued interest due on January 15, 1999. On January 15, 1999, the Company and Tatham Brothers agreed to refinance the original $22.9 million principal plus $1.1 million accrued interest into a new short-term loan which bears interest at the rate of 15% per annum and was due March 31, 1999. In connection with the refinancing, the Company paid Tatham Brothers a fee of $1.0 million in the form of a 15% subordinated convertible note (the "Subordinated Convertible Note"). The Subordinated Convertible Note bears interest at the rate of 15% per annum and is due on August 15, 2001. Tatham Brothers may convert the principal amount of the Subordinated Convertible Note and accrued unpaid interest into shares of Common Stock of the Company based on the average market price for the five trading days prior to the end of the previous calendar quarter. The Short-Term Facility is secured by a pledge of DeepFlex of its interest in certain payment-in-kind Subordinated Promissory Notes issued by RIGCO and FPS V, both subsidiaries of the Company, which had an outstanding balance of approximately $83.9 million at December 31, 2000. On March 31, 1999, the Company and Tatham Brothers extended the Short-Term Facility until April 30, 1999. Pursuant to the terms of the Short-Term Facility, Tatham Offshore was required to pay $24.1 million in principal and $0.3 million in interest on April 30, 1999. Tatham Offshore did not make payment of such amounts; as a result, an event of default has occurred and is continuing under the Short-Term Facility. The default interest rate under the Short-Term Facility is 19% per annum. The principal balance and accrued interest under the Short-Term Facility and Subordinated Convertible Note, which totaled $33.4 million at December 31, 2000 and $31.0 million at June 30, 2000, are included in long-term debt to affiliate currently payable on the consolidated balance sheet. On December 31, 2000, Tatham Brothers was liquidated and all of its assets and liabilities were distributed to its members in accordance with their ownership interests.

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

Following the early release of the rig by Shell, the Bill Shoemaker was towed to a shipyard in Galveston, Texas where it underwent significant unanticipated refurbishments in preparation for mobilization to the Grand Banks area in Atlantic Canada. Capital costs, including crew costs while in the shipyard, for the make-ready totaled approximately $8.5 million. Following the make-ready, the Bill Shoemaker was mobilized to the Grand Banks area in Atlantic Canada and conducted a three-well program at predetermined rates for Husky Oil Operations Limited. In connection with the Bill Shoemaker make-ready agreement with Sedco Forex, RIGCO obtained a letter of credit for $6.5 million to secure payment to Sedco Forex. The letter of credit was secured with funds provided by Mr. Thomas
P. Tatham. In exchange for providing the funds to secure the letter of credit, RIGCO paid a fee of $500,000 to Mr. Tatham. RIGCO also agreed to pay Mr. Tatham, as liquidated damages, $10,000 per day from February 15, 1999 until such funds are returned. The liquidated damages payment would be in the form of a promissory note bearing interest at the rate of 18% per annum. As of the date of the Bankruptcy Filing, Mr. Tatham had an unsecured claim of $8,240,000 for the funds securing the letter of credit plus liquidated damages.

All of the funds securing the letter of credit were drawn by Sedco Forex for payments under the make-ready agreement.

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

RIGCO Promissory Note

Effective October 1, 2000, RIGCO issued a $8.6 million promissory note to Thomas
P. Tatham in satisfaction of the claims of Mr. Tatham under the Committed Draw Facility and the RIGCO Make-ready Letter of Credit (the "RIGCO Promissory Note"). The RIGCO Promissory Note bears interest at the rate of 9% per annum and is due on October 1, 2001. In November 2000, RIGCO made a $2.0 million payment on this note and as of December 31, 2000 owed a total of $6.8 million in principal and accrued interest, which amount is included in long-term debt to affiliate currently payable on the consolidated balance sheet.

Tatham Offshore - Tatham Investment Corp. Facility

Effective July 1, 1999, Tatham Offshore entered into a revolving draw facility with Tatham Investment Corp. The revolving draw facility provides for loans, at the lender's sole discretion, by Tatham Investment Corp. to Tatham Offshore in amounts up to $5.0 million. The revolving draw facility bears interest at the rate of 15% per annum and is payable upon demand by the lender. Through June 30, 2000, the Company had borrowed $4.2 million under this facility, which is included in accounts payable to affiliates on the consolidated balance sheet. Through December 31, 2000, the Company has borrowed $4.2 million under this facility, which is included in long-term debt to affiliates currently payable on the consolidated balance sheet. The Company has pledged all of its equity ownership in certain wholly-owned subsidiaries of the Company as well as a certain promissory note issued by Tatham Offshore Canada, Limited as security under this revolving draw facility.

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

In December 1999, North Atlantic Pipeline Partners, L.P. borrowed $4.0 million from an unrelated party. The loan is evidenced by a demand note bearing interest at a rate of 15% per annum. The loan, plus accrued interest, totals $3.7 million at December 31, 2000 and is included in long-term debt currently payable on the consolidated balance sheet.

Tatham Aviation Services, Inc.

Effective July 1, 2000, the Company acquired 100% of the stock of Tatham Aviation from Thomas P. Tatham. Tatham Aviation owns a Gulfstream III aircraft and a charter certificate. During the six months ended December 31, 1999, the Company paid Tatham Aviation $912,000 for aircraft charters.

In connection with the acquisition of Tatham Aviation, a promissory note was issued by Tatham Aviation to Mr. Tatham for $0.8 million to reflect advances made by Mr. Tatham to Tatham Aviation prior to July 1, 2000. The demand promissory note bears interest at the rate of 12% per annum. The loan, plus accrued interest, totaled $0.9 million at December 31, 2000 and is included in long-term debt currently payable on the consolidated balance sheet.

NOTE 3 - EQUITY INVESTMENTS:

On August 9, 1999, the Rig Subsidiaries, wholly-owned indirect subsidiaries of Tatham Offshore, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. As a result of the Bankruptcy Filing, the Rig Subsidiaries operated their businesses and managed their property as debtors-in-possession. Financial statements presented after the date of the Bankruptcy Filing through September 30, 2000 reflected the investment in and advances to and the results of operations of the Rig Subsidiaries under the equity method of accounting. At September 30, 1999, the combined assets of the Rig Subsidiaries totaled $146.7 million. Excluding deferred income taxes, the Rig Subsidiaries had $151.0 million of total debt and other liabilities at September 30, 1999 including $62.3 million of

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

secured debt under the Credit Facility. Substantially all of the remaining debt and other liabilities are owed to affiliates of the Rig Subsidiaries. The following is summarized combined income statement information for the subsidiaries included in the Bankruptcy Filing.


                        COMBINED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                               Three Months     Six Months
                                                                   Ended           Ended
                                                               December 31,    December 31,
                                                               ------------    ------------
                                                                   1999            1999
Revenue:
   Drilling services                                           $      3,712    $     13,341
Costs and expenses:
   Drilling operating expenses                                        3,116           8,137
   Depreciation                                                       1,454           2,908
   General and administrative expenses
     and management fee                                               1,063           1,923
                                                               ------------    ------------
                                                                      5,633          12,968
                                                               ------------    ------------

Operating income                                                     (1,921)            373
Interest income                                                          78              85
Interest expense and other financing costs                           (2,163)         (4,217)
Interest expense and other financing costs - affiliates                  --          (1,445)
                                                               ------------    ------------

Net loss                                                       $     (4,006)   $     (5,204)
                                                               ============    ============


NOTE 4 - STOCKHOLDERS' EQUITY:

The following table summarizes Tatham Offshore's outstanding equity as of December 31, 2000:

                                                                                                                 Conversion/
                                          Shares             Liquidation        Dividend         Dividends         Exchange
             Equity                     Outstanding          Preference           Rate          In Arrears         Features
Series A Preferred Stock               17,178,626(a)       $1.50 per share         12%         $ 14,001,000        (b)(c)
Series B Preferred Stock                   54,379          $1.00 per share          8%         $     23,000        (b)(c)
Series C Preferred Stock                  321,205          $0.50 per share          4%         $     26,000        (b)(c)
Common Stock                           26,079,625(a)             N/A               --                    --          --

---------
(a) In connection with the Rights Offering, Tatham Offshore purchased all of the shares of Common Stock and Series A Preferred Stock that were not acquired by the holders of Rights or TB Securities in the Rights Offering, 3,926,746 and 653,365, respectively, and the proceeds from such purchase by Tatham Offshore were contributed by DeepTech to Tatham Offshore.

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

                     TATHAM OFFSHORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

Effective January 25, 1998, Sedco Forex entered into a one-year contract with Shell Offshore Inc. ("Shell") for the use of the Bill Shoemaker in the Gulf. The Company was notified by Sedco Forex that as of November 18, 1998, Shell would cease using the Bill Shoemaker to conduct drilling operations in the Gulf. The Company has been paid for drilling services performed by the Bill Shoemaker for Shell through November 18, 1998 but has not been paid for any period since that time. At December 31, 2000, RIGCO had recorded a $7.4 million account receivable from Sedco Forex related to the unpaid portion of the Shell contract. On April 20, 1999, RIGCO gave Sedco Forex a written termination notice of the management and charter agreement for the Bill Shoemaker.

On July 26, 1999, RIGCO filed a petition in the 165th Judicial District Court in Harris County, Texas, against Schlumberger Technology Corporation and Schlumberger Canada, Ltd. (collectively, "Schlumberger") for claims arising out of Schlumberger's Sedco Forex Division's marketing, manning, management and operation of the Shoemaker and Pincay pursuant to certain charter, make-ready and other agreements and arrangements. Earlier this year, RIGCO joined the newly-formed corporations Sedco Forex Corporation and Sedco Forex Canada Limited as defendants in this suit. The allegations include claims of gross negligence, breach of contract, fraud, negligent misrepresentation and negligence. RIGCO is seeking approximately $51 million in actual damages plus an unspecified amount of exemplary damages. RIGCO has alleged in this suit as well as in bankruptcy court proceedings that the manner in which Sedco Forex performed its duties with respect to the Bill Shoemaker and Laffit Pincay during the course of the management and charter agreements resulted in RIGCO's financial difficulties and caused it to default on its secured debt obligations. The trial is set for May 2001.

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

NOTE 7 - SUPPLEMENTAL DISCLOSURES TO THE STATEMENT OF CASH FLOWS:

Cash paid, net of amounts capitalized

                             Six Months Ended December 31,
                             -----------------------------
                                  2000           1999
                                     (in thousands)
         Interest                $  525        $     --
         Taxes                   $   --        $     --

The following noncash transactions related to the acquisition of Tatham Aviation have been excluded from the statement of cash flows for the six months ended December 31, 2000 as follows:


         Increase in accounts payable                           $    (184)
         Increase in prepaid expenses                                 (28)
         Additions to property and equipment                      (12,725)
         Increase in accounts payable and accrued liabilities         301
         Increase in accounts payable to affiliates                   917
         Assumption of notes payable                               11,726


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

Operations for the drilling segment are included in the financial statements as income (loss) from discontinued operations. The Canadian Investment Strategy segment had no revenues and incurred $1.8 million in general and administrative expenses for the six months ended December 31, 2000. Tatham Aviation had no unaffiliated revenue for the six months ended December 31, 2000 and incurred $1.1 million in general and administrative expense and $0.6 million in depreciation for the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1. "Consolidated Financial Statements" and is intended to assist in the understanding of the Company's financial condition and results of operations for the six months ended December 31, 2000.

GENERAL

Tatham Offshore, Inc. ("Tatham Offshore" or the "Company"), a Delaware corporation, is currently pursuing, through its subsidiaries, energy related opportunities in Atlantic Canada, including substantial natural gas gathering and transmission facilities and related energy infrastructure. The Company has focused its business plan primarily on an integrated frontier investment strategy targeting Atlantic Canada. The Company's contract drilling services business is reflected as discontinued operations in the financial statements. As a result of the Bankruptcy Filing as discussed below, financial statements presented after the date of the Bankruptcy Filing through September 30, 2000 reflected the investment in and advances to and the results of operation of the Rig Subsidiaries on the equity method of accounting.

Tatham Aviation, which was acquired by the Company on July 1, 2000, owns a Gulfstream III aircraft which is available for charter air service for a fee. In addition, the aircraft is available for use by the Company when not being utilized for charter services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

Depreciation expense totaled $318,000 for the three months ended December 31, 2000 and related to depreciation on the aircraft owned by Tatham Aviation. Depreciation expense totaled $22,000 for the three months ended December 31, 1999 and related to certain anchor chains owned by the Company prior to the sale of the Bill Shoemaker in June 2000.

General and administrative expense totaled $500,000 for the three months ended December 31, 2000 as compared to $46,000 for the three months ended December 31, 1999. The increase in general and administrative costs resulted primarily from an increase in travel related costs in connection with the Company's Atlantic Canada strategy.

The operating loss for the three months ended December 31, 2000 totaled $818,000 as compared to an operating loss of $68,000 for the three months ended December 31, 1999, as a result of increased general and administrative expenses and an increase in depreciation expense.

Interest and other income for the three months ended December 31, 2000 totaled $6,000 and included interest income from available cash. Interest income and other for the three months ended December 31, 1999 totaled $15,000 and included interest income from available cash.

Interest and other financing costs for the three months ended December 31, 2000 totaled $405,000 and included interest related to the aircraft and other third party debt. Interest expense and other financing costs to affiliates for the three months ended December 31, 2000 totaled $1.4 million and related to borrowings from Tatham Brothers and Tatham Investment Corp. For the three months ended December 31, 1999, interest expense and other financing costs to affiliates totaled $1.4 million and related to borrowings from Tatham Brothers and Tatham Investment Corp.

Net loss from continuing operations for the three months ended December 31, 2000 and 1999 totaled $2.6 million and $1.4 million, respectively. The change was due to the items discussed above.

Since the Company's only drilling assets were sold during the year ended June 30, 2000, the operations of the drilling subsidiaries are being presented as discontinued operations. During the three months ended December 31, 1999, the Bill Shoemaker was under contract for the period October 1, 1999 through November 15, 1999 and generated $3.7 million in revenue. Operating expenses for the three months ended December 31, 1999 totaled $3.1 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $2.3 million and the Laffit Pincay's operating expenses totaled $0.8 million. Operating expense for the Laffit Pincay during this period were primarily the costs to maintain the rig in a warm-stacked mode. Depreciation expense for the three months ended December 31, 1999 totaled $1.5 million. Depreciation expense for this period included $1.0 million and $0.5 million for the Bill Shoemaker and Laffit Pincay, respectively. General and administrative expense relating to the Rigs for the three months ended December 31, 2000 totaled $1.0 million as compared to $1.1 million for the three months ended December 31, 1999. The operating loss relating to the Rigs for the three months ended December 31, 2000 totaled $1.1 million as compared to an operating loss of $1.9 million for the three months ended December 31, 1999. The change was due to the items discussed above. Interest income relating to the Rigs totaled $37,000 for the three months ended December 31, 2000 as compared to $78,000 for the three months ended December 31, 1999. Interest expense relating to the Rigs for the three months ended December 31, 1999 totaled $2.2 million and related to interest incurred related to the Credit Facility.

The net loss from discontinued drilling operations for the three months ended December 31, 2000 totaled $1.1 million as compared to a net loss from discontinued drilling operations for the three months ended December 31, 1999 of $4.0 million.

Tatham Offshore's preferred stock dividends totaled $0.8 million for the three months ended December 31, 2000 as compared to $0.8 million for the three months ended December 31, 1999. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the three months ended December 31, 2000 was $4.5 million as compared with a net loss allocable to common shareholders for the three months ended December 31, 1999 of $5.9 million. Basic and diluted loss per common share from continuing operations for the three months ended December 31, 2000 was $0.13 per share as compared with $0.08 per share for the three months ended December 31, 1999. Basic and diluted loss per common share from discontinued operations for the three months ended December 31, 2000 was $0.4 per share as compared with $0.14 per share for the three months ended December 31, 1999. Basic and diluted loss per common share for the three months ended December 31, 2000 totaled $0.17 per share compared with $0.22 per share for the three months ended December 31, 1999.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH SIX MONTHS ENDED
DECEMBER 31, 1999

Depreciation expense totaled $636,000 for the six months ended December 31, 2000 and related to depreciation on the aircraft owned by Tatham Aviation. Depreciation expense totaled $43,000 for the six months ended December 31, 1999 and related to certain anchor chains owned by the Company prior to the sale of the Bill Shoemaker in June 2000.

General and administrative expense totaled $1.4 million for the six months ended December 31, 2000 as compared to $0.5 for the six months ended December 31, 1999. The increase in general and administrative costs resulted primarily from an increase in travel related costs in connection with the Company's Atlantic Canada strategy.

The operating loss for the six months ended December 31, 2000 totaled $2.1 million as compared to an operating loss of $0.5 million for the six months ended December 31, 1999, primarily as a result of increased general and administrative expenses.

Interest and other income for the six months ended December 31, 2000 totaled $41,000 and included interest income from available cash. Interest income and other for the six months ended December 31, 1999 totaled $51,000 and included interest income from available cash.

Interest and other financing costs for the six months ended December 31, 2000 totaled $840,000 and included interest related to the aircraft and other third party debt. Interest expense and other financing costs to affiliates for the six months ended December 31, 2000 totaled $2.8 million and related to borrowings from Tatham Brothers and Tatham Investment Corp. For the six months ended December 31, 1999, interest expense and other financing costs to affiliates totaled $2.8 million and related to borrowings from Tatham Brothers and Tatham Investment Corp.

Net loss from continuing operations for the six months ended December 31, 2000 and 1999 totaled $5.6 million and $3.3 million, respectively. The change was due to the items discussed above.

Since the Company's only drilling assets were sold during the year ended June 30, 2000, the operations of the drilling subsidiaries are being presented as discontinued operations. During the six months ended December 31,

1999, the Bill Shoemaker was under contract from July 1, 1999 through November 15, 1999 and generated $13.3 million in revenue. Operating expenses for the six months ended December 31, 1999 totaled $8.1 million and were attributable to the management fee and direct operating expenses for the Rigs. During this period, the Bill Shoemaker's operating expenses totaled $6.6 million and the Laffit Pincay's operating expenses totaled $1.5 million. Operating expense for the Laffit Pincay during this period were primarily the costs to maintain the rig in a warm-stacked mode. Depreciation expense for the six months ended December 31, 1999 totaled $2.9 million. Depreciation expense for this period included $1.9 million and $1.0 million for the Bill Shoemaker and Laffit Pincay, respectively. General and administrative expense relating to the Rigs for the six months ended December 31, 2000 totaled $1.9 million as compared to $1.9 million for the six months ended December 31, 1999. The operating loss relating to the Rigs for the six months ended December 31, 2000 totaled $1.9 million as compared to operating income of $0.4 million for the six months ended December 31, 1999. The change was due to the items discussed above. Interest income relating to the Rigs totaled $64,000 for the six months ended December 31, 2000 as compared to $85,000 for the six months ended December 31, 1999. Interest expense relating to the Rigs for the six months ended December 31, 1999 totaled $4.2 million and related to interest incurred related to the Credit Facility. Interest expense to affiliates relating to the Rigs totaled $1.4 million for the six months ended December 31, 1999 and related to liquidated damages due to Thomas P. Tatham under the Shoemaker make-ready collateral agreement.

The net loss from discontinued drilling operations for the six months ended December 31, 2000 totaled $2.0 million as compared to a net loss from discontinued drilling operations for the six months ended December 31, 1999 of $5.2 million.

Tatham Offshore's preferred stock dividends totaled $1.6 million for the six months ended December 31, 2000 as compared to $1.6 million for the six months ended December 31, 1999. After taking preferred stock dividends into account, the Company's net loss allocable to common shareholders for the six months ended December 31, 2000 was $9.1 million as compared with a net loss allocable to common shareholders for the six months ended December 31, 1999 of $8.7 million. Basic and diluted loss per common share from continuing operations for the six months ended December 31, 2000 was $0.28 per share as compared with $0.18 per share for the six months ended December 31, 1999. Basic and diluted loss per common share from discontinued operations for the six months ended December 31, 2000 was $0.07 per share as compared with $0.15 per share for the six months ended December 31, 1999. Basic and diluted loss per common share for the six months ended December 31, 2000 totaled $0.35 per share compared with $0.33 per share for the six months ended December 31, 1999.

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

Effective July 1, 1999, Tatham Offshore entered into a revolving draw facility with Tatham Investment Corp. The revolving draw facility provides for loans, at the lender's sole discretion, by Tatham Investment Corp. to Tatham Offshore in amounts up to $5.0 million. The revolving draw facility bears interest at the rate of 15% per annum and is payable upon demand by the lender. Through December 31, 2000, the Company had borrowed $4.3 million under this facility. The Company pledged all of its equity ownership in certain wholly-owned subsidiaries of the Company as well as a certain promissory note issued by Tatham Offshore Canada, Limited.

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

North Atlantic Pipeline Partners is the sponsor of a proposal to construct a natural gas pipeline from offshore Newfoundland and Nova Scotia to Seabrook, New Hampshire. As of December 31, 2000, Tatham Offshore Canada Limited, the Canadian representative of North Atlantic Pipeline Partners, had incurred $14.5 million in developmental costs related to regulatory approval and pipeline infrastructure design in connection with such project and related infrastructure projects. The Company anticipates that the ultimate capital costs of the pipeline and related projects, if approved, could be in excess of several billion dollars. The Company plans to obtain debt and equity financing and/or secure joint venture partners to satisfy the capital requirements for the Atlantic Canada projects, as required.

Liquidity Outlook. The Company intends to fund its immediate cash requirements with cash on hand and loans under the revolving draw facility with Tatham Investment Corp. At December 31, 2000, Tatham Offshore had $0.4 million of cash and cash equivalents. In order to meet its debt obligations and future capital needs with respect to Atlantic Canada, the Company will need to raise substantial capital (equity, debt or both) or enter into other joint venture arrangements.

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

On July 26, 1999, RIGCO filed a petition in the 165th Judicial District Court in Harris County, Texas, seeking both actual and exemplary damages from Schlumberger for claims arising out of Schlumberger's Sedco Forex Division's marketing, manning, management and operation of the Bill Shoemaker and Laffit Pincay pursuant to certain charter, make-ready and other agreements and arrangements. The allegations include claims of gross negligence, breach of contract, fraud, negligent misrepresentation and negligence. Trial is set for May 2001.

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

On September 25, 2000, the Rig Subsidiaries filed a motion to dismiss the Chapter 11 proceedings with the United States Bankruptcy Court. Effective October 16, 2000, the Chapter 11 proceedings were dismissed pending certification by the debtors that they have complied with the terms of the order. The dismissal of the Chapter 11 proceedings allowed the Rig Subsidiaries to pay in full their uncontested pre-petition unaffiliated unsecured creditors. All funds remaining were paid to the affiliated unsecured creditors on a pro rata basis and immediately recontributed to RIGCO. Additionally, the affiliated unsecured creditors would share, on a pro rata basis, any proceeds recovered by RIGCO in its action against Sedco Forex (see Note 6).

     Atlantic Canada

The Company's business focus involves an integrated frontier investment strategy targeting Atlantic Canada. The Company believes that the Atlantic Canada region offers significant investment opportunities and the Company plans to diversify its business to include the North Atlantic pipeline project, related gas processing facilities, a facility for the generation of electricity and other related investments including upstream exploration and production activities and the acquisition of oil and gas concessions or license interests. The Company has incurred approximately $14.5 million in costs associated with its Atlantic Canada strategy.

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

         RIGCO North America, L.L.C. v. Schlumberger Technology Corporation and Schlumberger Canada Ltd.; In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division; Adversary No. 99-2154-C. On September 3, 1999, RIGCO North America, L.L.C. filed a complaint against STC and SCL to avoid a preferential transfer or transfers pursuant to 11 U.S.C. Sections 547 and to recover the property transferred or its value pursuant to 11 U.S.C. Sections 550. The Defendants have answered the complaint. On September 21, 1999, the Court entered a Comprehensive Discovery, Mediation and Scheduling Order requiring, among other things, non-binding mediation. The Court-ordered mediation was unsuccessful, and the parties are in the process of conducting discovery. As with the Harris County Litigation, RIGCO received notice that SFC and SFCL were the transferees of some or all of the assets subject to the preference action. RIGCO subsequently joined SFC and SFCL in the preference action. The Motion to Dismiss the main Chapter 11 case also will dismiss this action.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 14, 2001 regarding the acquisition of Tatham Aviation Services, Inc.

         27.2 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TATHAM OFFSHORE, INC.


Date:  February 14, 2001        By: /s/ DENNIS A. KUNETKA
                                   --------------------------------------------
                                   Dennis A. Kunetka
                                   Chief Financial Officer and Secretary
                                   (Signing on behalf of the Registrant and as
                                    Principal Accounting Officer)